Form 10-K
period 1997-12-31
SOMNUS MEDICAL TECHNOLOGIES INC
filed 1998-03-13
CIK 1026405

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the fiscal year ended December 31, 1997 or

  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission File Number: 000-23275

                               ----------------

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
            (Exact name of Registrant as specified in its charter)

                   DELAWARE                               77-0423465
         (State or other jurisdiction of        (I.R.S. Employer Identification
         incorporation or organization)                     Number)

               285 N. WOLFE ROAD                             94086
             SUNNYVALE, CALIFORNIA                         (Zip Code)
   (address of principal executive offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 773-9121

          Securities Registered Pursuant to Section 12(b) of the Act:


            TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH
                                                          REGISTERED
                     None                                    N/A

          Securities Registered Pursuant to Section 12(g) of the Act:

                        COMMON STOCK, $0.001 PAR VALUE
                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 10, 1998, as reported on the NASDAQ National Market, was approximately $81,114,332.

  The number of shares of Common Stock outstanding as of March 10, 1998:
13,485,353 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III of this Form 10-K incorporates information by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  This Report on Form 10-K contains certain forward looking statements regarding future events with respect to Somnus Medical Technologies, Inc. Actual events or results may differ materially as a result of the factors described herein and in the documents incorporated herein by reference, including, in particular, those factors described under "Additional Risk Factors."

THE COMPANY

 Company Overview

  Somnus Medical Technologies, Inc. ("Somnus" or the "Company") was incorporated in Delaware in January 1996. Somnus designs, develops, manufactures and markets innovative medical devices that utilize its proprietary radio frequency ("RF") technology for the treatment of upper airway disorders. The Company's Somnoplasty System provides physicians with a suite of products designed to offer minimally-invasive, curative treatment alternatives for disorders of the upper airway, including snoring, obstructive sleep apnea ("OSA") and enlarged turbinates. The Somnoplasty System shrinks tissue in the upper airway by utilizing automated RF generators and a suite of disposable, single-use, needle electrode devices which deliver controlled thermal energy to obstructed areas, while protecting the delicate mucosal lining of the tissue. The Company received 510(k) clearance in July 1997 for the use of the Somnoplasty System in the treatment of snoring and officially launched the marketing of the Somnoplasty System at the American Academy of Otolaryngology-Head and Neck Surgery Foundation, Inc. conference in September 1997. The Company has also received the CE Mark for use of the Somnoplasty System in the treatment of upper airway disorders. In December 1997, the Company received 510(k) clearance for the treatment of enlarged turbinates associated with chronic rhinitis. Use of the Somnoplasty System in the treatment of OSA is currently under clinical investigation. The Company believes that the clinical and patient benefits of the Somnoplasty System include its effectiveness, quick procedure time, outpatient setting, use of local anesthesia and low postprocedural pain. These benefits represent a significant advancement to physicians and patients over existing treatment options, which, depending upon the disorder, are highly-invasive, non-curative and/or expensive.

  The Company is developing a direct sales force to market its products in the United States and Canada. The Company intends to market the Somnoplasty System primarily to ear, nose and throat physicians, oral and maxillofacial surgeons, pulmonologists, sleep medicine specialists and other physicians who treat upper airway disorders. There are approximately 9,000 ear, nose and throat physicians, 5,000 oral and maxillofacial surgeons, 5,200 pulmonologists and, the Company believes, 3,100 sleep disorder medical centers in the United States. As of December 31, 1997 the Company has shipped 58 Model 215 RF Generators in the United States, including 14 in the quarter ended December 1997. In April 1997, the Company entered into a three-year distribution arrangement with Medtronic for the exclusive distribution of the Somnoplasty System in the European Union, Australia, Southeast Asia and certain other areas. The Company will seek to enter into additional agreements for product distribution in Japan and other international markets. The Company also intends to establish a marketing program directed at consumers to further establish awareness of the Somnoplasty procedure. As of December 31, 1997, the Company has shipped 61 Model 215 RF Generators to Medtronic, including 16 in the quarter ended December 1997.

  At December 31, 1997, Somnus has commercially available, or in development, three models of RF generators and six disposable devices designed to treat a variety of upper airway disorders. As of December 31, 1997, in the United States, the Company currently has four issued patents, 13 allowed patents and an additional 29 pending patent applications. The Company also has two issued foreign patents and 17 pending foreign patent applications.

BUSINESS STRATEGY

  The Company's strategy is to establish the Somnoplasty System, which utilizes its proprietary RF technology, as the standard of care for the treatment of a variety of upper airway disorders. The following are key elements of the Company's strategy:

 Provide Minimally-Invasive, Curative Treatments for Upper Airway Disorders.

  The Somnoplasty System provides physicians with a suite of products designed to offer minimally-invasive, curative treatment alternatives for a number of upper airway disorders. The Company believes that the clinical and patient benefits of the Somnoplasty System include its effectiveness, quick procedure time, outpatient setting, use of local anesthesia and low post-procedural pain. These benefits represent a significant advancement to physicians and patients over existing treatment options, which, depending upon the disorder, are highly-invasive, non-curative and/or expensive.

 Pursue Additional Indications for the Somnoplasty System.

  Somnus received 510(k) clearance in July 1997 for the use of the Somnoplasty System for reduction of soft tissue, including the uvula and soft palate, for the treatment of snoring. The Company received the CE Mark for treatment of upper airway disorders in June 1997. In December 1997, the Company received a 510(k) clearance for the treatment of enlarged turbinates associated with chronic rhinitis. The Company intends to seek 510(k) clearance of the Somnoplasty System for other new indications, including the treatment of OSA associated with blockage caused by the tongue and the treatment of other upper airway obstructions, some of which are associated with OSA. The Company has recently begun clinical trials for use of the Somnoplasty System in the treatment of blockage caused by the tongue.

 Create Global Distribution through Direct Sales Force and Collaborative Relationships.

  Somnus intends to create a direct sales and distribution capability in the United States, initially targeting the estimated 9,000 ear, nose and throat physicians and 5,000 oral and maxillofacial surgeons. In markets outside the United States, the Company initially intends to establish relationships with leading medical device distributors that can provide the Company with access to an established network for the marketing and distribution of the Somnoplasty System. As part of this strategy, Somnus has an agreement with Medtronic to distribute its products in the European Union, Southeast Asia, Australia and certain other areas and will seek to enter into additional agreements for product distribution in Japan and other international markets.

 Acquire and License Complementary Technologies and Products.

  Somnus may choose to pursue the acquisition and license of technologies and products in an effort to complement its core business and technological platform. The Company believes acquisitions may allow it to broaden its product line, leverage its distribution network and help accelerate the market acceptance and penetration of the Somnoplasty System.

UPPER AIRWAY DISORDERS

  The upper airway comprises the passages in the back of the mouth, the nose and the throat and allows breathing, swallowing and speech vocalization. The breathing function requires the upper airway tissue and musculature to be stiff enough to prevent collapse during respiration, while swallowing and speech require compliance and flexibility. The upper airway is susceptible to a variety of ailments, including tissue obstructions. A common cause of obstruction found in the upper airway is excess tissue in one or more locations, including the uvula (the small conical fleshy tissue hanging from the center of the soft palate), soft palate, base of the tongue, turbinates (soft tissue in the nasal cavity) and tonsils. Obstructed breathing impedes the normal flow of air to the respiratory system.

  Certain upper airway disorders, such as snoring and OSA, are present only during sleep, when normal neurologic stimulation and upper airway muscle tone are diminished. Such upper airway disorders are classified as sleep disorders and can have an adverse impact on a person's everyday life. The consequences of sleep disorders and sleep deprivation include reduced productivity, decreased quality of life and increased risk of serious illness. Other disorders, such as nasal congestion due to enlarged turbinates (for instance, as a consequence of allergies, such as hay fever) or enlarged tonsils, are independent of the wake/sleep cycle and affect people throughout the day as well as during sleep.

 Snoring

  Snoring occurs when throat muscles relax during sleep and tissues in the back of the mouth and in the throat, unsupported by nearby bone structure, collapse and partially block the upper airway. This partial obstruction causes the sleeping person to inhale more deeply, creating a vacuum in the collapsible part of the airway and pulling floppy tissue into the airway. Snoring is the sound of these structures vibrating during breathing.

  Habitual snorers are individuals who snore almost every night at a noise level that would be considered disturbing to others in the same room. The Company estimates that there are more than 40 million habitual snorers in the United States. Factors contributing to habitual snoring include male gender, obesity, alcohol consumption, use of tranquilizers or muscle relaxants and smoking. Research has shown that the frequent arousals from sleep caused by snoring may affect a person's health and productivity during the day. The disruption of normal sleep can lead to excessive daytime sleepiness, fatigue and loss of memory and concentration in both the individual suffering from snoring and in his or her companion. Moreover, snoring is often associated with, and may be a precursor to, OSA.

 Obstructive Sleep Apnea

  OSA occurs when tissues in the back of the mouth and in the throat completely block the upper airway, resulting in an inability to breathe. The brain, sensing that the body is suffocating from a lack of oxygen, arouses the person to a light sleep, causing the throat muscles to contract, thus allowing a small passage of air and producing a gasping sound. The person falls back into deeper sleep until the muscles relax again, blocking the upper airway and repeating the cycle of arousal.

  The cycle of complete or partial upper airway closure with subconscious arousal to lighter levels of sleep can be repeated as many as several hundred times during six to eight hours of sleep. Sufferers of OSA typically experience ten or more such cycles per hour and experience two or more clinical symptoms of OSA, such as excessive daytime sleepiness, reduced cognitive function (including memory loss and lack of concentration) and irritability. Several reports indicate that the oxygen desaturation, increased heart rate and elevated blood pressure caused by OSA may be associated with increased risk of cardiovascular morbidity and mortality due to angina, stroke and heart attack.

  According to a 1993 report to Congress, the National Commission on Sleep Disorders Research estimated that approximately 20 million people in the United States were afflicted with OSA, of whom an estimated 6.4 million are afflicted by the disorder at a moderate to severe level.

 Enlarged Turbinates

  Chronic obstruction of the nasal cavity can impact a person's health and quality of life. Chronic nasal obstructions are most frequently caused by enlarged turbinates. Turbinates can become chronically enlarged as a reaction to diseases, such as chronic and drug-induced rhinitis, and allergy-causing substances. Enlarged turbinates can partially obstruct or completely block the nasal passages, resulting in an inefficient or non-existent nasal function. During the day, enlarged turbinates can cause breathing through the nose to be difficult and uncomfortable, and at night can contribute to snoring and OSA.

CURRENT TREATMENTS FOR UPPER AIRWAY DISORDERS

  Currently, no standard modality dominates the treatment of upper airway disorders. Traditional treatment methods for upper airway disorders range from behavioral changes to highly invasive surgery. More recently, treatments such as Continuous Positive Airway Pressure ("CPAP") and laser surgery have emerged for OSA and snoring, respectively. Current treatments often result in lengthy recovery periods, significant patient discomfort, poor compliance by the user and/or high medical expenses.

 Treatment of Snoring

  There are both nonsurgical and surgical methods for treating snoring. Nonsurgical devices and appliances used to treat snoring include nasal dilators, such as adhesive nasal tapes which widen the nostrils to create a larger passage and improve airflow, and oral appliances, which adjust the position of a patient's jaw or tongue during sleep to prevent collapse of the upper airway.

  Surgical treatment for snoring is available today with laser-assisted uvulopalatoplasty ("LAUP"). Published studies indicate a success rate for this procedure in the treatment of snoring of 75% and greater. LAUP is the surgical resection of the uvula and soft palate through the use of a surgical laser that operates at temperatures in excess of 700(degrees) C (1,292(degrees) F). A LAUP procedure does not require an overnight stay in the hospital; however, it does present a risk of significant swelling, scarring and post-operative pain, requiring a short period of close monitoring.

  Third-party reimbursement is not available for the treatment of snoring. Snoring sufferers most often seek treatment for quality of life rather than medical reasons. Despite the lack of reimbursement and the significant postoperative discomfort associated with LAUP procedures, the Company estimates that in 1996 there were 45,000 to 50,000 LAUP procedures performed in the United States. The Company believes that the average cost of a laser required to perform LAUP procedures is in excess of $60,000. LAUP typically requires two procedures to be effective and is typically charged at $1,200 to $2,000 for a full course of treatment.

 Treatment of OSA

  The most common treatment for OSA is CPAP. In CPAP, the sleeping patient wears a mask over the nose, and sometimes the mouth, while pressure from a compressor forces air through the upper airway to keep excess tissues from collapsing and obstructing the airway. CPAP machines range from compressors which deliver an unchanging, steady flow of air, to compressors which adjust pressure during inspiration and expiration and even more sophisticated systems. Third-party reimbursement is generally available for CPAP.

  While CPAP is successful in addressing the symptoms of OSA, its use has a number of disadvantages, including facial skin irritation, abdominal bloating, mask leaks, sore eyes and headaches. Additionally, CPAP is not a cure for OSA and, therefore, must be used on a nightly basis for life. The discomfort of the mask, the inconvenience of use and the unsightly nature of the application cause many patients to stop using CPAP machines. The American Sleep Disorders Association ("ASDA") estimated CPAP compliance at only 46% in 1993. The cost for a basic CPAP machine is approximately $500. Additional CPAP costs include costs for certain disposable components and titration studies. Despite the discomfort to patients, an industry source estimates that the market for CPAP machines will be approximately $140 million in 1997, representing an approximate 25% increase over the prior year.

  For patients with severe OSA, surgical treatments exist such as uvulopalatopharyngoplasty ("UPPP"), the surgical resection of the uvula, part of the soft palate, tonsils and excess tissue in the throat; maxillofacial surgery, a highly invasive procedure requiring the resection of the tongue or reconstruction of the jaw bones; and tracheostomies, surgical openings through the neck which bypass the obstruction.

  UPPP and the other surgical alternatives have been successful in treating OSA in certain patients. However, possibly due to the fact that UPPP does not address obstructions at the base of tongue or in the turbinates, it has proven effective in only about half the patients treated. The most significant drawbacks of UPPP, maxillofacial surgery and tracheostomies are that they are highly-invasive, involve significant post-operative morbidity, including a painful and lengthy recovery, and are expensive. The estimated cost of the existing surgical procedures for OSA range from $6,000 for UPPP to $40,000 or more for maxillofacial reconstruction.

 Treatment of Enlarged Turbinates

  Enlarged turbinates are associated with a variety of forms of rhinitis, and optimal treatment varies accordingly. The first line of treatment typically involves the use of a variety of drugs. While antihistamines, corticosteroids and sympathomimetic drugs are often effective for acute presentations of enlarged turbinates, this method of treatment suffers from side-effects such as decreased effectiveness over time, rebound congestion and even drug-induced rhinitis.

  Various surgical techniques exist to treat enlarged turbinates, with different instrumentation and degrees of invasiveness. Scalpels and electrocautery and laser devices are the more common instruments. Resection can be limited to the soft tissue of the turbinate or extend to part of the underlying bone structure. These procedures are generally effective, but lead to significant discomfort in the form of occasional post-operative bleeding and frequent crusting. This requires time consuming post-operative management of the patient on the part of the physician. In 1995, there were an estimated 129,000 turbinate resection procedures in the United States, nearly all of which were performed in an outpatient setting. Surgical treatment of the turbinates is generally reimbursed by Third-Party Payors. Median physician charges for this procedure averaged $856 in 1995.

THE SOMNUS SOLUTION: SOMNOPLASTY

  Somnus' proprietary Somnoplasty System is designed to use RF energy to provide a minimally-invasive, curative and relatively painless treatment of upper airway disorders. The Somnoplasty System includes an automated RF generator with temperature monitoring and a suite of proprietary, single-use, disposable needle electrode devices which deliver controlled thermal energy into the uvula, soft palate, tongue and turbinates to reduce tissue volume and stiffen overly-compliant soft tissue. The Somnoplasty System allows physicians to perform a safe, minimally-invasive surgical procedure. The use of RF energy to reduce tissue volume treats the causes of upper airway disorders enlarging the airway passages and eliminates the need for treatments such as CPAP, thereby obviating patient compliance issues. The Somnoplasty System received 510(k) clearance in July 1997 for the reduction of tissue, including the uvula and soft palate, for the treatment of snoring. In June 1997, the Company received the CE Mark for use of the Somnoplasty System for tissue reduction in the upper airway. In December 1997, the Company received 510(k) clearance to use the Somnoplasty System for the treatment of enlarged turbinates associated with chronic rhinitis.

  The procedure creates finely controlled coagulative lesions at precise locations underneath the mucosal layer of tissue in the upper airway. An insulating sleeve at the base of the needle electrode protects the mucosa from thermal damage which prevents tissue sloughing, mucosal scarring, swelling, bleeding and excessive post-operative pain. Thermocouples in the insulation and at the tip of the needle electrode assist in the accurate monitoring of tissue temperature, which reaches only approximately 85(degrees) C (185(degrees) F), ensuring optimal ablation and protecting the mucosa. The lesions created by the procedure are naturally resorbed in approximately three to six weeks, reducing excess tissue volume.

  The Company believes that the primary advantages of the Somnoplasty System include:

  Minimal Discomfort and Reduced Recovery Time. The use of RF energy causes significantly less swelling and post procedural pain than traditional and laser-assisted surgery. Patients who undergo the Somnoplasty procedure for the reduction of soft palate, uvula and enlarged turbinates typically require only over-the-counter pain medication to treat the postoperative pain and typically can return to work and resume their normal activities the same day.

  Clinical Effectiveness. Unlike treatments such as CPAP for OSA and over-the-counter remedies for snoring, the Somnoplasty System is designed to be a curative treatment directly addressing the obstructive tissues in the upper airway. The Company believes the treatment outcomes from the Somnoplasty System will be equivalent to traditional surgical procedures without the deleterious side effects of standard and laser-assisted operations.

  Rapid Procedure Time. The Somnoplasty System, including patient preparation and administration of local anesthesia, takes less than 30 minutes, for the reduction of soft palate, uvula and enlarged turbinates with typically less than five minutes necessary for the RF ablation itself. Treatment requires, on average, one to three visits to a trained physician and can be performed in an outpatient setting using local anesthesia.

  Ease of Use. The Somnoplasty System is designed to be easy for physicians to use, thereby minimizing physician training requirements. The Somnoplasty procedure is less complicated than many minor surgical procedures performed by dentists in their offices.

PRODUCT DESCRIPTION

  The Company has developed devices for treatment of the soft palate and uvula, the turbinates, the tongue and the tonsils.

                           SOMNOPLASTY PRODUCT LINE

-------------------------------------------------------------------------------

 PRODUCT NAME        DESCRIPTION                            STATUS
 ------------------- -------------------------------------- ------------------------
 Disposable Devices:
 SP 1000             Single needle deployable electrode     Commercially available;
                     designed for the soft palate and uvula 510(k) clearance and CE
                                                            Mark approval
 SP 1010             Single needle deployable electrode     510(k) clearance and CE
                     with removable handle designed for the Mark approval;
                     soft palate and uvula                  commercial availability
                                                            expected in first
                                                            quarter of 1998
 SP 2000             Dual needle deployable electrode       Commercially available;
                     designed for the soft palate and uvula 510(k) clearance and CE
                                                            Mark approval
 SP 1100             Single needle electrode with removable Commercially available;
                     handle designed for the turbinates     510(k) clearance and CE
                                                            Mark approval
 SP 3000             Single or Multiple needle deployable   In clinical trials;
                     electrode designed for the tongue      anticipated 510(k)
                                                            submission in 1998; CE
                                                            Mark approval
 SP 1900             Single or Multiple needle electrode    In development; clinical
                     designed for the tonsils               trials expected to
                                                            commence in 1998
 Generators:
 215 RF              Dual channel generator                 Commercially available;
                                                            510(k) clearance and CE
                                                            Mark approval
 615 RF (S-2)        Two, four or six channel generator     510(k) clearance;
                     with data collection capabilities      commercial availability
                                                            expected in the first
                                                            half of 1998
 115 RF (S-1)        Single channel generator               In development;
                                                            commercial availability
                                                            expected in the second
                                                            half of 1998

 Disposable Devices

  SP 1000 and SP 1010. The SP 1000 and SP 1010 are single needle deployable electrode devices designed for the delivery of controlled RF energy into tissue in the soft palate and uvula. The SP 1000 is a wholly disposable device and the SP 1010 has a disposable needle device with a reusable handle and cable assembly.

The devices deliver the RF energy through a coagulating needle electrode which can be positioned using direct vision. The angle of deployment may be adjusted prior to the procedure, allowing the physician to adapt the instrument to individual patient requirements. The SP 1000 is commercially available in the United States and the Company expects the SP 1010 to be commercially available in the first quarter of 1998.

  SP 2000. The SP 2000 is a dual needle deployable electrode device for use in the soft palate and uvula. By using two needles simultaneously, it is possible for the physician to create a wider lesion, thereby reducing the amount of time required to reach the appropriate level of energy. Like the SP 1000, the SP 2000 may be adjusted to deploy both needles at different angles to accommodate individual anatomies. The electrodes may be placed using direct vision or a light source. The SP 2000 is commercially available in the United States.

  SP 1100. The SP 1100 is a disposable single needle electrode device with a reusable handle and cable assembly designed for use in enlarged turbinates. It delivers the RF energy through a coagulating single needle electrode which can be positioned using direct vision. The angle of deployment is fixed. The SP 1100 is commercially available in the United States.

  SP 3000. The SP 3000 is a single or multiple needle deployable electrode device designed for the application of controlled thermal energy for patients suffering from base of tongue airway obstruction. The SP 3000 delivers the RF energy through one, two or three coagulating needle electrodes which are positioned using direct vision. The SP 3000 is currently in clinical trials in the United States and is commercially available in Europe.

  SP 1900. The SP 1900 is a single needle electrode device that is currently under development for use in enlarged tonsils.

 Generators

  The Company's RF generators are intended to be used for the treatment of tissue obstructions in the upper airway by allowing the physician to efficiently control and monitor the delivery of energy needed for the RF ablation of tissue. In automatic mode, the physician determines the maximum amount of power to deliver, the length of time for the ablation and the target temperature to maintain at the center of the lesion or, in the 615 and 115 RF Generators, the total energy applied. The user interface of each generator is designed to require minimal interaction, allowing the surgeon to focus on the patient. Each generator contains proprietary software that modulates the delivery of power based on information transmitted from the disposable needle electrode devices.

  215 RF Generator. The 215 RF Generator is designed for use with the SP 1000, SP 1010, SP 1100, SP 2000 and SP 1900 needle electrode devices. The real-time display allows the physician to monitor delivered power, energy and temperatures in up to two independent channels for as many as six thermocouples. The Company has obtained 510(k) clearance and the CE Mark for the 215 RF Generator for use with all of the Company's single and dual needle electrode devices. The 215 RF Generator is commercially available in the United States.

  615 RF Generator. The 615 RF Generator is being designed to be compatible with all of the Company's needle electrode devices while being incompatible with needle electrode devices supplied by other companies. A high-quality color screen displays delivered power, energy and temperatures in up to six independent channels for up to sixteen thermocouples. An integral disk drive captures procedure data and is also used for software upgrades as new products are introduced. The Company has obtained 510(k) clearance for the 615 RF Generator for use with all of the Company's needle electrode devices.

  115 RF Generator. The 115 RF Generator is being developed for use with the SP 1000, SP 1010, SP 1100 and SP 1900 needle electrode devices. An LCD display will show real-time display of all relevant settings. Like the 615 RF Generator, the 115 RF Generator is being designed to be compatible with only those needle electrode devices supplied by the Company.

CLINICAL AND REGULATORY STATUS

  United States. In July 1997, the Company received 510(k) clearance for use of the Somnoplasty System for coagulation of soft tissue, including the uvula and soft palate, which may reduce the severity of snoring in some individuals. The 510(k) clearance was based on the results of a 24 patient, single-center clinical trial completed in June 1997. The data from this trial indicated that patients may require anywhere from one to six treatments to significantly reduce snoring. The Company anticipates that most patients will only require one to three treatments to significantly reduce snoring.

  The Company is conducting trials for use of the Somnoplasty System in the reduction of enlarged turbinates typically associated with chronic rhinitis. In December 1997, the Company received 510(k) clearance to use the Somnoplasty System for the treatment of enlarged turbinates associated with chronic rhinitis. The 510(k) clearance was based on the results of 38 patients from the first two centers involved in this clinical trial. The Company anticipates that most patients will require less treatments to reduce enlarged turbinates than required to reduce snoring.

  Factors such as the severity of the patient's upper airway obstruction or improper use of the Somnoplasty System by the treating physician could require more treatments than were documented during the clinical trials.

  The Company plans to conduct a multi-center trial with 45-60 patients for use of the Somnoplasty System in the treatment of OSA associated with an airway obstruction at the base of the tongue. A safety trial with five patients was successfully completed in July 1997. The Company expects to submit a 510(k) premarket notification with the FDA for this indication in 1998.

  Following the clinical evaluation of the tongue indications mentioned above, the Company intends to pursue FDA clearance for the treatment of additional upper airway obstructions, some of which may strengthen the claim for the treatment of OSA. The Company expects its 510(k) submissions for these supplemental indications will require additional clinical data.

  The Company has obtained 510(k) clearance from the FDA for the use of the SP 1000, SP 1010, and SP 2000 disposable electrodes for the reduction of severity of snoring in some individuals and the SP 1100 for the treatment of enlarged turbinates. The SP 3000 disposable electrode has received 510(k) clearance for a general claim of tissue coagulation. In addition, the 215 and 615 RF Generators have also received 510(k) clearance for a general claim of tissue coagulation. Other clearances are being pursued for various product enhancements. All Somnus products that have been cleared by the FDA are Class II products.

  International. In June 1997, the Company received authorization from the European Union (through a duly appointed Notified Body) to affix the CE Mark to its commercially available products for treatment of upper airway obstructions. The Company has been certified under the ISO 9001 Quality System Regulation ("QS Reg.") by TUV Essen, a German Notified Body. The Company has also received a TGA listing for Australia.

RESEARCH AND DEVELOPMENT

  Somnus believes that it has a strong base of proprietary design, engineering, manufacturing and prototype development capabilities. The Company has particular expertise in the core research and development areas relevant to the production of new disposable needle electrode devices for use in conjunction with its current RF generators. Primarily through internal research and development efforts, the Company plans to continue to develop new proprietary products, often in collaboration with leading surgeons and sleep medicine professionals, that allow surgeons to perform their current or future procedures in a less traumatic manner with more precision, less surgical time and greater simplicity. Specifically, the Company is developing new disposable devices which are intended to address additional upper airway obstructions such as enlarged tonsils. The Company believes that its experience in designing, developing and manufacturing its current suite of disposable needle electrode devices gives it a competitive advantage in implementing this strategy. The Company also, from time to time, may evaluate acquisitions and licensing of third-party technology and products to further expand and enhance its product line.

  The Company's research and development expenditures for the period from inception to December 31, 1996 and for the year ended December 31, 1997 were approximately $1,303,000 and $6,033,000, respectively. As of December 31, 1997, the Company's research and development staff consisted of 14 persons. The Company performs its research and development activities at its offices in Sunnyvale, California. No assurance can be given that the Company will be able to complete the development of or successfully introduce any or all of its devices under development or contemplated for future development on a timely basis, if at all.

SALES, MARKETING AND DISTRIBUTION

  In the United States, the Company is building a direct sales force to target ear, nose and throat surgeons, oral and maxillofacial surgeons, sleep centers and other physicians who treat sleep disorders. As of December 31, 1997, the Company has hired three regional sales managers with medical device sales experience and six sales representatives to implement its direct sales strategy in the United States. The Company intends to add up to 30 additional sales representatives by mid 1999.

  The primary customers in the United States for the Somnoplasty System are expected to be the approximately 9,000 ear, nose and throat physicians and the approximately 5,000 oral and maxillofacial surgeons. The Company also intends to market to the approximately 5,200 pulmonologists, as well as sleep medicine specialists. Certain products, such as the SP 1100 for the treatment of the enlarged turbinates, are expected to appeal to a larger target market, including allergists and primary care physicians. An important additional target for the Company's sales efforts will be the approximately 3,100 sleep centers which the Company believes exist in the United States. These sleep centers are multi-specialty practices dedicated to sleep disorders, include specialists such as ear, nose and throat and oral and maxillofacial surgeons, pulmonologists and psychiatrists and are typically chaired by physicians who are board certified in sleep medicine. The centers include facilities for overnight monitoring and have access to sophisticated diagnostic equipment to determine the type and characteristics of sleep apnea. To date, over 350 of these centers have been accredited by the ASDA. Sleep centers are important not only as potential customers, but also for their role in referring diagnosed patients for treatment.

  For physicians not served by the Company's direct sales organization, such as allergists and primary care physicians treating the enlarged turbinates in patients suffering from chronic allergies, the Company will consider other distribution channels, such as partnerships with established medical device companies.

  The Company intends to initially assign, on an exclusive basis, international distribution rights for therapeutic products to distributors. In April 1997, the Company entered into a three-year distribution agreement with Medtronic for the European Union, Australia, Southeast Asia and certain other areas. Medtronic commenced distribution of the Company's products in June 1997 when the Company was awarded the CE Mark, the principal regulatory requirement for medical device sales in Europe. As of December 31, 1997, the Company has shipped 61 Model 215 RF Generators to Medtronic, including 16 in the quarter ended December 1997.

  The Company's marketing and education efforts are currently focused on early adopters with emphasis on leading surgeons and sleep centers. As its products mature, the Company's marketing and education will focus increasingly on the mainstream medical market and, ultimately, on consumers so as to create patient demand for the Somnoplasty procedure.

MANUFACTURING

  The Company currently manufactures its devices in limited quantities for its United States, European and Australian sales and clinical trials. Each device is assembled and tested by the Company prior to sterilization. The manufacturing process consists primarily of assembly of internally manufactured and purchased components and subassemblies, and certain processes are performed in a clean room environment. The Company has no experience manufacturing its products in the volumes or with the yields that will be necessary for the Company to achieve significant commercial sales, and there can be no assurance that the Company can establish high-volume manufacturing capacity or, if established, that the Company will be able to manufacture its products in high volumes with commercially acceptable yields. The Company intends to develop manufacturing expertise and to establish larger-scale manufacturing capabilities.

  Raw materials, components and subassemblies are purchased from various qualified suppliers and are subject to stringent quality specifications and inspections. The Company conducts quality audits of its key suppliers, several of whom are experienced in the supply of components to manufacturers of medical devices. None of the Company's suppliers of components for its disposable devices is contractually obligated to continue to supply the Company nor is the Company contractually obligated to purchase such devices from a particular supplier. For certain of these components and subassemblies, there are relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components and subassemblies could not be accomplished quickly.

  The Company has designed its 215 RF Generator in concert with a single-source supplier, Apical Instruments, a developer of RF medical devices. The generator is purchased as a finished assembly from Apical. The Company has developed the 615 RF Generator which is assembled at the Company's facility, with Apical Instruments acting as a supplier for the RF subassembly. The 115 RF Generator, currently in development, will be manufactured entirely by the Company. The Company has not experienced any significant adverse effects resulting from shortages of components. Delays associated with any future part shortages, particularly as the Company scales up its manufacturing activities in support of international distributor orders and commercial introduction in the United States, would have a material adverse effect on its business, financial condition and results of operations.

  The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities, and its operations must undergo compliance inspections conducted by the FDA and corresponding state agencies.

DEPENDENCE UPON PATENTS AND PROPRIETARY TECHNOLOGY; RISK OF INFRINGEMENT

  In the United States, at December 31, 1997, the Company had four issued patents, 13 allowed patents and an additional 29 pending patent applications. The Company also had two issued foreign patents and 17 pending foreign patent applications. These patents and patent applications relate to the Company's RF devices and methods for reduction of tissue in the uvula, soft palate, tongue and tonsils, and design of its generators and disposable devices. In addition, the Company may also selectively license patents owned by others which it believes will complement the technology and increase the value and strength of its intellectual property portfolio, although it has not done so to date. The Company's strategy has been to actively pursue patent protection in the United States and foreign jurisdictions for all upper airway disorders that can benefit from use of the Somnoplasty System.

  The patent and trade secret positions of medical device companies, including those of the Company, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application either can be denied or significantly reduced before or after the patent is issued. Consequently, there can be no assurance that any patents from pending applications or from any future patent application will be issued, that the scope of the patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. Since patent applications are secret until patents are issued in the United States, or corresponding applications are published in other countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first to file patent applications for such inventions. In addition, there can be no assurance that competitors, many of which have substantial resources, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets. Further, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. Litigation or regulatory proceedings, which could result in substantial cost and uncertainty to the Company, may also be necessary to enforce patent or other intellectual property rights of the Company or to determine the scope and validity of other parties' proprietary rights. There can be no assurance that the Company will have the financial resources to defend its patents from infringement or claims of invalidity.

  The Company also relies upon unpatented proprietary technology, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to or disclose the Company's proprietary technology or that the Company can meaningfully protect its rights in such unpatented proprietary technology. The Company's policy is to require each of its employees, consultants, investigators and advisors to execute a confidentiality agreement upon the commencement of an employment or consulting relationship with the Company. These agreements generally provide that all inventions conceived by the individual during the term of the relationship shall be the exclusive property of the Company and shall be kept confidential and not be disclosed to third parties except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's proprietary information in the event of unauthorized use or disclosure of such information.

  Recently, Public Law 104-208 was signed into law in the United States and limits the enforcement of patents relating to the performance of surgical or medical procedures on a body. This law precludes medical practitioners and health care entities, who practice these procedures, from being sued for patent infringement. Therefore, depending upon how these limitations are interpreted by the courts, they could have a material adverse effect on the Company's ability to enforce any of its proprietary methods or procedures deemed to be surgical or medical procedures on a body.

  In addition, patent applications in the United States and foreign jurisdictions are maintained in secrecy for a period after filing. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications. Although the Company has conducted searches of certain patents issued to other companies, research and academic institutions and others, patents issued and patent applications filed in the United States or internationally relating to medical devices are numerous, and there can be no assurance that current and potential competitors and other third parties have not filed, or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products or processes used or proposed to be used by the Company. In the event any pending applications provide proprietary rights to third parties relating to products or processes used or proposed to be used by the Company, the Company may be required to obtain licenses to patents or proprietary rights of others.

  The medical device industry in general has been characterized by substantial litigation. Litigation regarding patent and other intellectual property rights, whether with or without merit, could be time-consuming and expensive and could divert the Company's technical and management personnel. The Company may be involved in litigation to defend against claims of infringement by the Company, to enforce patents issued to the Company or to protect trade secrets of the Company. If any relevant claims of third-party patents are held as infringed and not invalid in any litigation or administrative proceeding, the Company could be prevented from practicing the subject matter claimed in such patents or would be required to obtain licenses from the patent owners of each such patent or to redesign its products or processes to avoid infringement. In addition, in the event of any possible infringement, there can be no assurance that the Company would be successful in any attempt to redesign its products or processes to avoid such infringement or in obtaining licenses on terms acceptable to the Company, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure by the Company to redesign its products or processes or to obtain necessary licenses could prevent the Company from manufacturing and selling the Somnoplasty System, which would have a material adverse effect on the Company's business, financial condition and results of operations. Although, to date, the Company has not been involved in any litigation, in the future, costly and time-consuming litigation brought by the Company may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others.

COMPETITION

  The medical device industry is subject to intense competition. The market for products designed to treat upper airway disorders is highly competitive, and the Company expects competition to increase. Accordingly, the Company's future success will depend in part on its ability to respond quickly to medical and technological change and user preference through the development and introduction of new products that are of high quality and that address patient and surgeon requirements. In the treatment of snoring, the Somnoplasty System is subject to intense competition from existing products, such as nasal dilators and oral appliances, and surgical procedures, such as LAUP. The U.S. market for the treatment of enlarged turbinates is dominated by pharmacological treatments, such as nasal sprays, and surgical procedures, such as turbinectomies. The U.S. market for products for the treatment of OSA, a market which the Company hopes to enter in the future, is currently dominated by CPAP products produced by Healthdyne Technologies Inc., Nellcor Puritan Bennett, Inc., a wholly owned subsidiary of Mallinckrodt Inc., ResMed Inc. and Respironics, Inc. There can be no assurance that the Somnoplasty System will successfully compete with or replace any existing products for these or other indications. Most of the Company's competitors and potential competitors have greater financial, research and development, manufacturing and sales and marketing resources than the Company. In addition, some of the Company's competitors and potential competitors sell additional lines of products, and therefore can bundle products to offer higher discounts or offer rebates or other incentive programs to gain a competitive advantage. The Company's inability to compete effectively against existing or future competitors could have a material adverse effect on its business, financial condition and results of operations.

  The Company believes that the primary competitive factors in the market for treatment of upper airway disorders include regulatory approvals, clinical and patient acceptance, post-operative discomfort, ease of use, product performance, product price, product supply, marketing and sales capability and the enforceability of patent and other proprietary rights. The Company believes that it is or will be competitive with respect to these factors. Nonetheless, because the Company's products have recently been introduced or are still under development, the relative competitive position of the Company in the future is difficult to predict.

GOVERNMENT REGULATION

  The preclinical and clinical testing, manufacturing, labeling, distribution and promotion of the Company's products are subject to extensive and rigorous government regulation in the United States and other countries. Noncompliance with applicable requirements can result in enforcement action by the FDA or comparable foreign regulatory bodies including, among other things, fines, injunctions, civil penalties, recall or seizures of products, refusal to grant premarket clearances or approvals, withdrawal of marketing approvals and criminal prosecution.

 United States

  A medical device may be marketed in the United States only with the FDA's prior authorization. Devices classified by the FDA as posing less risk are placed in either in Class I or II and require the manufacturer to seek 510(k) clearance from the FDA. Such clearance generally is granted when submitted information establishes that a proposed device is "substantially equivalent" in intended use and safety and effectiveness to a "predicate device," which is either a Class I or II device already legally on the market or a "preamendment" Class III device (i.e., one that has been in commercial distribution since before May 28, 1976) for which the FDA has not called for premarket application ("PMA"). The Company believes that it usually takes from four to 12 months from the date of submission to obtain 510(k) clearance, but it may take longer, and there can be no assurance that 510(k) clearance will ever be obtained. During this process, the FDA may determine that it needs additional information or that a proposed device is precluded from receiving clearance because it is not substantially equivalent to a predicate device. After a device receives clearance, any modification that could significantly affect its safety or effectiveness, or would constitute a major change in the intended use of the device, will require a new 510(k) submission.

  The Somnoplasty System received 510(k) clearance on July 17, 1997 for the intended use of coagulation (thermal ablation, tissue volume reduction) of soft tissue, including the uvula/soft palate and may reduce the severity of snoring in some individuals. In December 1997, the Company received 510(k) clearance to use the Somnoplasty System for tissue coagulation (thermal ablation) in the inferior turbinates to treat the symptoms of nasal obstruction due to chronic turbinate hypertrophy. The System is intended for use only by qualified medical personnel, trained in the use of radio frequency tissue ablation.

  The Company has made modifications to its cleared devices which the Company believes do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or would not require the Company to submit a new 510(k) notice for any of the changes made to the devices. If the FDA requires the Company to submit a new 510(k) notice for any device modification, the Company may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA.

  A device that does not qualify for 510(k) clearance is placed in Class III, which is reserved for devices classified by FDA as posing the greatest risk (e.g., life-sustaining, life-supporting or implantable devices, or devices that are not substantially equivalent to a predicate device). A Class III device generally must obtain PMA approval, which requires the manufacturer to establish the safety and effectiveness of the device to the FDA's satisfaction. A PMA must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, manufacturing, labeling and promotion. As part of the PMA review, the FDA will inspect the manufacturer's facilities for compliance with the QS Reg., which includes elaborate testing, control, documentation and other quality assurance procedures.

  Upon submission, the FDA determines if the PMA is sufficiently complete to permit a substantive review, and if so, the application is accepted for filing. The FDA then commences an in-depth review of the PMA, which the Company believes typically takes one to three years, but may take longer. The review time is often significantly extended as a result of the FDA asking for more information or clarification of information already provided. The FDA also may respond with a "not approvable" determination based on deficiencies in the application and require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years. During the review period, an FDA advisory committee, typically a panel of clinicians, likely will be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel's recommendation is important to the FDA's overall decision making process.

  If the FDA's evaluation of the PMA is favorable, the FDA typically issues an "approvable letter" requiring the applicant's agreement to specific conditions (e.g., changes in labeling) or specific additional information (e.g., submission of final labeling) in order to secure final approval of the PMA application. Once the approvable letter is satisfied, the FDA will issue a PMA for approved indications, which can be more limited than those originally sought by the manufacturer. The PMA can include post approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device including, among other things restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approval. The PMA process can be expensive and lengthy, and no assurance can be given that any PMA application will ever be approved for marketing. Even after approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling or its manufacturing process.

  The Company intends to seek 510(k) clearance of the Somnoplasty System for new indications, including treatment of OSA associated with blockage caused by the tongue, and the treatment of other upper airway obstructions, some of which are associated with OSA. These future submissions likely will need to include supporting clinical trial data. There can be no assurance, however, that these new indications will receive 510(k) clearance in a timely fashion, or at all. Delays in market introduction resulting from the 510(k) clearance process could have a material adverse effect on the Company's business, financial condition and results of operations. If the FDA determines that any of the new indications are not eligible for 510(k) clearance, the Company will need to seek PMA approval. There can be no assurance that the Company will submit a PMA for any such indications or that once submitted, the PMA will be accepted for filing, found approvable or, if found approvable, will not include unfavorable restrictions.

  A clinical trial in support of a 510(k) submission or PMA generally requires an Investigational Device Exemption ("IDE") application approved in advance by the FDA for a limited number of patients. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin if the IDE application is approved by the FDA and the appropriate institutional review boards ("IRBs") at the clinical trial sites. Submission of an IDE application does not give assurance that the FDA will approve the IDE application and, if it is approved, there can be no assurance that the FDA will determine that the data derived from these studies support the safety and efficacy of the device or warrant the continuation of clinical studies. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs without the need for FDA approval. The Company is sponsoring several clinical trials which have been determined by the IRBs at the participating institutions to be nonsignificant risk studies. There can be no assurance however, that the FDA would agree with these determinations and not require the Company to obtain IDE approval before continuing the studies. During a clinical trial, the Company is permitted to sell products used for the study for an amount that does not exceed recovery of the costs of manufacture, research, development and handling. The Company's failure to adhere to regulatory requirements generally applicable to clinical trials or to the conditions of an IDE approval could have a material adverse effect on the Company's business, financial conditions and results of operations, including an inability to obtain marketing clearance or approval for its products.

  Any devices manufactured or distributed by the Company pursuant to FDA clearances or approvals will be subject to pervasive and continuing regulation by the FDA and certain state agencies. The Company will be subject to routine inspection by the FDA and the California Department of Health Services ("CDHS") and will have to comply with the host of regulatory requirements that usually apply to medical devices marketed in the United States, including labeling regulations, the Quality System Regulation ("QS Reg."), the Medical Device Reporting ("MDR") regulation and the FDA's prohibitions against promoting products for unapproved or "off-label" uses. In addition, Class II devices, such as the Company's Somnoplasty System, can be subject to additional special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines) that do not apply to Class I devices. The Company's failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Unanticipated changes in existing regulatory requirements, failure of the Company to comply with such requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substance disposal. There can be no assurance the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company's business, financial condition and results of operations.

 European Union

  The primary regulatory environment in Europe is that of the European Union ("EU") which consists of 15 countries encompassing most of the major countries in Europe. Certain other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the EU with respect to medical devices. The EU has adopted numerous directives and standards regulating the design, manufacture, clinical trial, labeling, and adverse event reporting for medical devices. The principal directive prescribing the laws and regulations pertaining to medical devices in the EU is the Medical Devices Directive, 93/42/EEC.

  Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directive and, accordingly, can be commercially distributed throughout the EU. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a Notified Body. This third-party assessment may consist of an audit of the manufacturer's quality system and specific testing of the manufacturer's product. An assessment by a Notified Body in one country within the EU is required in order for a manufacturer to commercially distribute the product throughout the EU. The Company's Somnoplasty System received the CE Mark in June 1997.

  While no additional premarket approvals or individual EU countries are required, prior to the marketing of a device bearing the CE Mark, practical complications with respect to market introduction may occur. For example, differences among countries have arisen with regard to labeling requirements.

THIRD-PARTY REIMBURSEMENT

  The Company believes that its products will generally be purchased by private practices, clinics, hospitals and sleep centers. In the United States, the purchasers of medical devices generally rely on Medicare, Medicaid, private health insurance plans, health maintenance organizations and other sources of reimbursement for health care costs ("Third-Party Payors") to reimburse all or part of the cost of the procedure in which the medical device is being used. Certain Third-Party Payors are moving toward a managed-care system in which they contract to provide comprehensive health care for a fixed cost per person. The fixed cost per person established by these Third-Party Payors may be independent of the practice's cost incurred for the specific case and the specific devices used. Medicare and other Third-Party Payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products.

  In the United States, the Company does not anticipate that the Somnoplasty System will be subject to reimbursement for the treatment of snoring. Traditionally, sufferers of snoring have paid for surgical and non-surgical treatment and devices directly. However, the treatment of OSA and outpatient surgical procedures for the uvula, soft palate and turbinates are commonly reimbursed by most carriers and resection of the tongue is reimbursed as an inpatient procedure.

  The Company believes that the Somnoplasty System will be subject to reimbursement for the treatment of enlarged turbinates under existing reimbursement codes. However, there can be no assurance that third-party reimbursement will be available for such procedures.

  The Company is currently pursuing reimbursement for the Somnoplasty System for treatment of tonsils and base of the tongue and OSA, if it is cleared for such indications by the FDA, based on physician endorsement and the demonstration of improved quality of life for specific patient groups. Quality of life issues will be included in the Company's clinical trials to provide data in support of this reimbursement strategy. There can be no assurance that the Company will be able to demonstrate improvement in quality of life or that reimbursement will ever be available for the Company's products. The Company's clinical sites do not reimburse the Company for Somnoplasty System generators or disposable devices.

  Because the Company's devices are currently under development for treatment of tonsils, base of tongue and OSA and have not received FDA clearance or approval for such indications, uncertainty exists regarding the availability of third-party reimbursement for procedures that would use the Company's devices for such purposes. Failure by private practices, clinics, hospitals, sleep centers and other potential users of the Company's devices to obtain sufficient reimbursement from Third-Party Payors for the procedures in which the Company's devices are intended to be used could have a material adverse effect on the Company's business, financial condition and results of operations.

  International market acceptance of the Company's products currently being commercialized and those under development may be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government sponsored health care and private insurance. The Company does not anticipate that use of the Somnoplasty System for treatment of snoring may be a reimbursable expense. The Company does believe that various levels of reimbursement will be available in international markets for treatment of enlarged turbinates, tonsils and the base of the tongue and OSA; however, there can be no assurance that any international reimbursement approvals will be obtained in a timely manner, if at all. Failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought.

  The Company believes that in the future, reimbursement will be subject to increased restrictions both in the United States and in international markets. The Company believes that the overall escalating cost of medical products and services will continue to lead to increased pressures on the health care industry, both domestic and international, to reduce the cost of products and services, including the Company's existing products and products currently under development by it. There can be no assurance that third-party reimbursement and coverage will be available or adequate in either the United States or international markets or that future legislation, regulation or reimbursement policies of Third-Party Payors will not otherwise adversely affect the demand for the Company's existing products or products currently under development by it or its ability to sell its products on a profitable basis. The unavailability of Third-Party Payor coverage or the inadequacy of reimbursement could have a material adverse effect on the Company's business, financial condition and results of operations.

PRODUCT LIABILITY EXPOSURE AND AVAILABILITY OF INSURANCE

  The Company's business involves the risk of product liability claims. Although the Company has not experienced any product liability claims to date, any such claims could have a material adverse effect on the Company. The Company maintains product liability insurance at coverage levels which it deems commercially reasonable; however, there can be no assurance that product liability or other claims will not exceed such insurance coverage limits or that such insurance will continue to be available on commercially acceptable terms, or at all. The Company intends to periodically evaluate, depending on changing circumstances, whether or not to obtain any additional product liability insurance coverage prior to the time that the Company engages in any extensive marketing of the Somnoplasty System. Even if the Company obtains additional product liability insurance, there can be no assurance that it would prove adequate or that a product liability claim, insured or uninsured, would not have a material adverse effect on the Company's business, financial condition and results of operations. Even if a product liability claim is not successful, the time and expense of defending against such a claim may adversely affect the Company's business, financial condition and results of operations.

EMPLOYEES

  As of December 31, 1997, the Company employed 63 individuals full time. Of the Company's total work force, 21 employees are engaged in manufacturing, 14 employees are engaged in research and development activities, 15 employees are engaged in sales and marketing activities and 13 employees are engaged in finance and administrative activities. The Company's employees are not represented by a collective bargaining agreement. The Company believes its relations with its employees are good.

ADDITIONAL RISK FACTORS

 Limited Operating History; Absence of Profitability

  The Company was incorporated in January 1996 and has a limited history of operations that, to date, has consisted primarily of research and development, product engineering, seeking clearance of its products from the FDA, initial development of a direct sales force in the United States and training Medtronic employees for distribution of the Somnoplasty System in the European Union, Australia, Southeast Asia and certain other areas. The Company commercially introduced the Somnoplasty System internationally, through Medtronic, beginning in June 1997. One month later, after receiving 510(k) clearance for the use of the Somnoplasty System to treat snoring, the Company began direct sales of the Somnoplasty System in the United States. In December 1997, the Company received 510(k) clearance to use the Somnoplasty System for the treatment of enlarged turbinates associated with chronic rhinitis. The Company began direct sales of the device for treating enlarged turbinates in the first quarter of 1998. The Company has generated only limited revenues from sales of the Somnoplasty System and does not have experience in manufacturing, selling or marketing its products in large, commercial quantities. There can be no assurance that the Somnoplasty System will be successfully commercialized or that the Company will achieve significant revenues. From its inception in 1996 through December 31, 1997, the Company had total revenues of approximately $2.6 million and incurred cumulative losses of approximately $15.9 million. The Company expects to significantly increase its spending over the next several years with respect to research and development efforts, clinical trials, manufacturing and sales and marketing and expects to incur significant additional losses for the foreseeable future. Whether the Company can successfully manage the transition to a larger-scale commercial enterprise will depend upon a number of factors, including obtaining additional regulatory approvals and increasing its commercial manufacturing, sales and marketing capabilities, as well as establishing relationships with international distributors. The Company's inability to establish such capabilities and relationships would have a material adverse effect on its business, financial condition and results of operations.

 Additional Capital Requirements; No Assurance Future Capital Will Be
Available

  The Company has expended and will continue to expend substantial funds for research and development, clinical testing, planned clinical investigations, capital expenditures, manufacturing and marketing of its products. The timing and amount of spending of such capital resources is difficult to predict accurately and will depend upon several factors, including the progress of its research and development efforts and planned clinical investigations, competing technological and market developments, the receipt of regulatory clearances or approvals, commercialization of products currently under development and market acceptance and demand for the Company's products. To the extent required, the Company may seek to obtain additional funds through equity or debt financing, through collaborative or other arrangements with other companies and from other sources. If additional funds are raised by issuing equity securities, dilution to stockholders could occur. There can be no assurance that additional financing will be available when needed or on terms acceptable to the Company. If adequate funds are not available, the Company could be required to delay development or commercialization of the Somnoplasty System for certain indications, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize for itself or to reduce the marketing, customer support or other resources devoted to certain of its products, each of which could have a material adverse effect on the Company's business, financial condition and results of operations.

 Need to Manage Growth and Expand Financial Capabilities

  Significant future growth in the Company's sales and expansion in the scope of its operations, should they occur, may place considerable strain on the Company's management, financial, manufacturing and other capabilities, procedures and controls. In particular, the Company will be required in the near term to improve and expand its financial capabilities through the addition of qualified personnel and the enhancement of its financial reporting systems. The Company hired a Chief Financial Officer in 1997 and expects to hire additional financial, accounting and other personnel in 1998. There can be no assurance that any existing or additional capabilities, procedures or controls will be adequate to support the Company's operations or that its capabilities, procedures or controls will be designed, implemented or improved in a timely and cost-effective manner. Failure to implement, improve and expand such capabilities, procedures and controls in an efficient manner could have a material adverse effect on the Company's business, financial condition and results of operations.

 Limited Regulatory Clearance; Dependence Upon and Limited History of the Somnoplasty System

  The Company's future success will depend upon the successful commercialization and market acceptance of the Somnoplasty System for the treatment of snoring and enlarged turbinates, and the successful development, regulatory clearances and/or approvals, commercialization and market acceptance of the Somnoplasty System for additional anticipated indications. In the United States, the Company has begun producing and selling the Somnoplasty System for use in the reduction of tissue in the uvula and soft palate to treat snoring, and the reduction of tissue in the turbinates, but the Company has not received FDA clearance or approval to market its products for other indications, such as reduction of tissue in the base of the tongue or tonsils, or for use in the treatment of OSA, which may require reduction of tissue in several upper airway locations. The Company believes that its future success will depend upon the ability of physicians to use one or more of the Company's devices to treat individual or multiple indications, depending upon the patient's needs. Consequently, if regulatory clearance or approval is not obtained for the Somnoplasty System with respect to any one of these indications, it could materially adversely affect the Company's business, financial condition and results of operations. Internationally, the Company received a CE Mark in June 1997 and the Therapeutic Goods Administration ("TGA") of Australia listing in July 1997, permitting the Company to commercialize the Somnoplasty System in those markets for the treatment of upper airway disorders. Although such approvals permit the Company to market its products for the treatment of snoring, enlarged turbinates, enlarged tonsils and OSA, the Company must continue to pass annual ISO 9001/EN 46001 quality system audits ("ISO 9001") in order to retain these international approvals. Failure to retain these approvals could have a material adverse effect on the Company's business, financial condition and results of operations. Other international markets, such as Japan, have their own regulatory approval processes, and there can be no assurance that these approvals will be obtained. Failure to obtain regulatory approval in other international markets could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Somnoplasty System is in the early stage of commercialization and the Company has only a limited history of its use in the treatment of snoring and enlarged turbinates. There can be no assurance that the procedure, which involves the RF ablation of tissue in the upper airways, will provide a permanent, curative treatment for patients. Independent factors, such as aging and weight gain, may, over time, lead to the enlargement of tissue in areas previously treated by the Company's procedure. Such regrowth of tissue could require further treatments, making the procedure a potentially less attractive alternative to existing surgical and non-surgical procedures, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

 No Assurance of Market Acceptance

  The Somnoplasty System utilizes the Company's proprietary RF ablation technology for the treatment of upper airway disorders. RF ablation in the upper airway is a new and novel development. Although the Company has received 510(k) clearance for use of the Somnoplasty System to treat snoring and enlarged turbinates, as well as a CE Mark and TGA listing for treatment of upper airway obstructions, market acceptance for these indications could be adversely affected by numerous factors, including the lack of availability of third-party reimbursement, cost of the procedure, clinical acceptance or effective physician training. The Company does not anticipate that patients will receive third-party reimbursement for use of the Somnoplasty System in the treatment of snoring. In addition, should the Company receive regulatory clearance or approval for use of the Somnoplasty System to treat additional indications, market acceptance will depend, in large part, upon the availability of third-party reimbursement for each of those indications, which is not assured. Market acceptance will also depend upon the Company's ability to demonstrate that the Somnoplasty System is an attractive alternative to existing procedures, which will depend upon physicians' evaluations of the clinical safety and efficacy, ease of use, reliability and cost-effectiveness of the Somnoplasty System in a clinical setting. There can be no assurance that these products will adequately demonstrate these characteristics or that they will receive market acceptance among physicians. The Company believes that recommendations and endorsements by influential physicians will be essential to market acceptance of its products. There can be no assurance that such recommendations or endorsements will be obtained. Broad use of the Somnoplasty System will require training for physicians on how to perform the Somnoplasty procedure and educating physicians regarding the advantages of the Somnoplasty System over currently available surgical and non-surgical approaches. The time required to complete such training and education could extend the sales cycle for the Company's products and delay or preclude commercial sales and market acceptance. If the Company is unable to achieve broad market acceptance of the Somnoplasty System for its current and anticipated indications, the Company's business, financial condition and results of operations would be materially adversely affected.

  Patient acceptance may be affected by numerous factors, including the possibility that the Somnoplasty procedure will require treatments on multiple occasions. The clinical data submitted by the Company to the FDA with its 510(k) notification for the uvula and soft palate indicated that patients may require anywhere from one to six treatments to significantly reduce snoring. The Company anticipates that most patients will require less treatments to reduce enlarged turbinates than required to reduce snoring. The Company anticipates that most patients will only require one to three treatments to significantly reduce snoring. Factors such as poor training of the treating physician or improper use of the Somnoplasty System by the treating physician could require more treatments. The need for multiple treatments and the associated increased cost of the procedure could have a significant adverse effect on patient acceptance and on the Company's business, financial condition and results of operations. Patient acceptance of the Somnoplasty System for the treatment of snoring, turbinate reduction, and other potential indications will also depend in part upon physician recommendations as well as other factors, including the effectiveness and reliability of the procedure as compared to existing surgical and non-surgical procedures. There can be no assurance that the Somnoplasty System will be accepted by the patient community or that market demand for such system will be sufficient to allow the Company to achieve profitable operations. In addition, publicity arising from any adverse outcome or other problem occurring in the treatment of a Somnoplasty patient for any reason, particularly during the early phase of the commercialization of the Somnoplasty System, could materially adversely affect patient demand for the procedure. Failure of the Somnoplasty System, for whatever reason, to achieve significant patient acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

 Dependence on Strategic and Distributor Relationships

  The Company's future success will depend, in part, on its ability to enter into and successfully develop strategic and distributor relationships with other parties with respect to the marketing and distribution of its products. For instance, in April 1997, the Company and Medtronic entered into a three-year agreement pursuant to which the Somnoplasty System will be distributed exclusively by Medtronic in the European Union, Australia, Southeast Asia and certain other areas. The Company is currently seeking to enter into strategic or distributor relationships in other markets, such as Japan. The success of the Company's current relationship with Medtronic, and prospects for future strategic or distributor relationships, will depend on the other parties' interests in the specific products involved and their willingness and ability to perform the role contemplated by the Company. The Company may have limited or no control over the resources that any particular strategic party or distributor devotes to its relationship with the Company. To date, the Company has generated approximately $824,000 of net revenue from its relationship with Medtronic. However, there can be no assurance that its relationship with Medtronic will be successful. Moreover, there can be no assurance that the Company will be successful in locating qualified parties with whom to enter into additional strategic or distributor relationships or that any such relationships can be maintained or will ultimately prove beneficial to the Company. In the event the Company is not successful in developing such additional relationships, or if such relationships or the Medtronic relationship were not to prove successful, the Company's business, financial condition and results of operations would be materially adversely affected.

 Limited Sales and Marketing Experience; Reliance on International Sales

  The Company has only limited experience selling and marketing the Somnoplasty System for the treatment of snoring and enlarged turbinates, and selling and marketing its products in commercial quantities. The Company intends to sell the Somnoplasty System in the United States to private practices, clinics, hospitals and sleep centers through a direct sales force. The Company currently has a small direct sales force that covers certain regions of the United States and intends to increase its sales and marketing force in the near future to accelerate commercialization of the Somnoplasty System throughout the United States. There can be no assurance that the Company will be successful in building an effective sales and marketing force, that it will be cost-effective or that it will ultimately prove successful in selling the Somnoplasty System on a direct basis in the United States. Market acceptance of the Somnoplasty System will also require the Company to demonstrate that the cost of its products and procedures are competitive with currently available alternatives. The use of the Somnoplasty

System requires the healthcare provider to make an up-front investment in an RF generator. There can be no assurance that the Company will successfully generate sufficient demand for the Somnoplasty System at the prices at which it currently offers its generators and disposable devices. In the event the required investment were to preclude the Company from placing sufficient quantities of generators, the Company's ability to sell disposable devices would be limited, which would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company anticipates that a significant portion of its future revenues will relate to international sales of the Somnoplasty System through strategic and distributor relationships. International sales of the Somnoplasty System are subject to numerous risks. Distribution, pricing and marketing structures, as well as regulatory requirements, vary significantly from country to country. Additionally, such sales can be adversely affected by limitations or disruptions caused by the imposition of government controls, export licenses, political instability, trade restrictions, changes in foreign tax laws or tariffs or other trade regulations, difficulties coordinating communications among and managing international operations, the risk that distributors will fail to effectively promote the Company's products and the risk of financial instability of distributors. Additionally, the Company's business, financial condition and results of operations may be adversely effected by fluctuations in overseas economic conditions and international currency exchange rates, as well as by increases in duty rates, difficulty in obtaining export licenses, constraints on its ability to maintain or increase prices and competition. There can be no assurance that the Company will be able to successfully commercialize the Somnoplasty System or any of its future products in any international market, which would have a material adverse effect on the Company's business, financial condition and results of operations.

 Rapid Technological Change and Risk of Technological Obsolescence

  The medical device industry is characterized by rapid and significant technological change. The Company's future success will depend in large part on the Company's ability to continue to respond to such changes. There can be no assurance that the Company will be able to respond to such changes or that new or improved competing products will not be developed that render the Somnoplasty System non-competitive. Product research and development will require substantial expenditures and will be subject to inherent risks, and there can be no assurance that the Company will be successful in developing or improving products that have the characteristics necessary to effectively treat particular upper airway obstructions or that any new products introduced will receive regulatory clearance or approval or will be successfully commercialized.

 Dependence on Single-Source Supplier

  The Company purchases its 215 RF Generator as a finished assembly from a single-source supplier. The Company has developed one additional generator which is assembled by the Company, with the same single-source supplier acting as the vendor for the RF subassembly. The Company is currently developing a third RF generator which will be manufactured entirely by the Company. The Company plans to discontinue selling the 215 RF Generator model during 1998. Management believes that the Company has procured adequate quantities of the 215 Generator model from the supplier to ensure demand for generators is met as the Company transitions from the 215 Generator. The Company expects to continue to purchase the RF subassembly from the single-source supplier. There can be no assurance that the RF subassembly obtained from the single-source supplier will continue to be available in adequate quantities or, if required, that the Company will be able to locate alternative sources of RF subassemblies on a timely and cost-effective basis. To date, the Company has not experienced significant adverse effects resulting from any shortage of RF subassemblies. However, there can be no assurance that the single-source supplier will meet the Company's future requirements for timely delivery of RF subassemblies of sufficient quality and in sufficient quantity. The RF subassemblies currently take several months to procure, and a significant increase of orders could lead to significant delays and generator shortages. Such delays or shortages, particularly as the Company scales up its manufacturing activities in support of direct U.S. sales and international distributor orders, would have a material adverse effect on its business, financial condition and results of operations.

 Dependence Upon Key Personnel

  The Company's future success depends in significant part upon the continued service of certain key scientific, technical and management personnel and its continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key scientific, technical and managerial personnel or that it can attract, assimilate or retain other highly qualified scientific, technical and managerial personnel in the future. Key employees of the Company include Stuart D. Edwards, its Chief Executive Officer and Robert E. McNamara, its Executive Vice President and Chief Financial Officer. The Company has taken steps to retain its key employees, including the granting of stock options that vest over time. The loss of key personnel, especially if without advanced notice, or the inability to hire or retain qualified personnel could have a material adverse effect upon the Company's business, financial condition and results of operations.

 Effect of Certain Charter and Bylaw Provisions

  Certain provisions of the Company's Amended and Restated Certificate of Incorporation and Bylaws may have the effect of making it difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. Certain of these provisions will allow the Company to issue Preferred Stock without any vote or further action by the stockholders, provide for a classified board of directors, eliminate the right of stockholders to call special meetings of stockholders or to act by written consent without a meeting and eliminate cumulative voting in the election of directors. These provisions may make it difficult for stockholders to take certain corporate actions and could have the effect of delaying or preventing a change in control of the Company.

 Volatility of Stock

  The market prices for securities of medical device companies have historically been highly volatile. Announcements of technological innovations or new products by the Company or its competitors, developments concerning proprietary rights, including patents and litigation matters, publicity regarding actual or potential results with respect to products under development by the Company or others, regulatory developments in both the United States and foreign countries and public concern as to the safety of new technologies, changes in financial estimates by securities analysts or failure of the Company to meet such estimates and other factors may have a significant impact on the market price of the Common Stock. In addition, the Company believes that fluctuations in its operating results may cause the market price of its Common Stock to fluctuate, perhaps substantially.

ITEM 2. PROPERTIES

  The Company leases an approximately 20,000 square foot light industrial facility in Sunnyvale, California, under a lease that terminates in 2002, with an option to extend to 2007. The Company believes that its facility is adequate to meet its current and reasonably anticipated future requirements.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is traded on the NASDAQ National Market under the symbol "SOMN". The following table sets forth the range of the high and low sale prices by quarter as reported on the NASDAQ National Market from November 5, 1997, the date the Common Stock commenced trading.

   QUARTER ENDED                                       HIGH      LOW
   -------------                                       ----      ---
   1997: Fourth Quarter (from November 5, 1997).....  $14 1/4   $9 3/7

  As of December 31, 1998, the number of common stockholders of record was
122. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

  On November 5, 1997, the Company commenced and completed its initial public offering (the "IPO") of 4,600,000 shares (including the exercise of the underwriter's over-allotment option consisting of 600,000 shares) of its Common Stock, $0.001 par value per share, at a public offering price of $10.50 per share pursuant to a registration statement on Form S-1 (File No. 333-35401) filed with the Securities and Exchange Commission. All of the shares registered were sold. J.P. Morgan & Co., UBS Securities and Smith Barney Inc. were the managing underwriters of the IPO. Aggregate gross proceeds to the Company from the IPO (prior to deduction of underwriting discounts and commissions and expenses of the offering) were $48,300,000. There were no selling stockholders in the IPO.

  The Company paid underwriting discounts and commissions of approximately $3,400,000 and other expenses of approximately $1,100,000 in connection with the IPO. The total expenses paid by the Company in the IPO were approximately $4,500,000 and the net proceeds to the Company in the IPO were approximately $43,800,000.

  From November 5, 1997, the effective date of the Registration Statement, to December 31, 1997 (the company's fiscal year end), the approximate amount of net proceeds used were $300,000 for research and development, clinical trials and regulatory matters, $600,000 to manufacture product and further develop manufacturing expertise and capabilities, $900,000 to improve and expand financial capabilities, to enhance financial reporting systems, to expand sales and marketing efforts, and for other general corporate purposes and $100,000 for the acquisition of fixed assets.

ITEM 6.  SELECTED FINANCIAL DATA

                      SUMMARY CONSOLIDATED FINANCIAL DATA

                                                                PERIOD FROM
                                                                 INCEPTION
                                                             (JANUARY 19, 1996)
                                              YEAR ENDED      TO DECEMBER 31,
                                           DECEMBER 31, 1997        1996
                                           ----------------- ------------------
                                           IN THOUSANDS, EXCEPT PER SHARE DATA
CONSOLIDATED STATEMENTS OF OPERATIONS
 DATA:
Total revenues............................     $   2,574          $    --
Costs and expenses:
  Manufacturing start-up costs and costs
   of revenues............................         3,110               403
  Research and development................         6,033             1,303
  Selling, general and administrative.....         6,741             1,489
                                               ---------          --------
Total costs and expenses..................        15,884             3,195
                                               ---------          --------
Loss from operations......................       (13,310)           (3,195)
Other income, net.........................           553                98
                                               ---------          --------
Net loss..................................     $ (12,757)         $ (3,097)
                                               =========          ========
Net loss per share:
  Basic and Diluted.......................     $   (3.02)         $  (1.61)
                                               =========          ========
Shares used in computing per share
 amounts(1):
  Basic and Diluted.......................         4,224             1,922
                                               =========          ========

--------
(1) All share amounts have been adjusted to reflect the implementation of Financial Accounting Standards Board (FASB) Statement No. 128 and Staff Accounting Bulletin No. 98.

                                                       DECEMBER 31, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
                                                             IN THOUSANDS
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.............................   $ 45,145     $ 8,829
Working capital.......................................     43,736       7,982
Total assets..........................................     48,227      10,031
Long-term obligations under lease line of credit......        --          773
Accumulated deficit...................................    (15,854)     (3,097)
Total stockholders' equity............................     45,620       8,353

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Somnus designs, develops, manufactures and markets innovative medical devices that utilize its proprietary RF technology for the treatment of upper airway disorders. The Company's Somnoplasty System provides physicians with a suite of products designed to offer minimally-invasive, curative treatment alternatives for disorders of the upper airway, including snoring, OSA and enlarged turbinates.

  The Company has a limited history of operations that, to date, has consisted primarily of research and development, product engineering, seeking clearance of its products from the FDA, initial development of a direct sales force in the United States and training Medtronic employees for distribution of the Somnoplasty System in the European Union, Australia, Southeast Asia and certain other areas. The Company commercially introduced the Somnoplasty System internationally, through Medtronic, beginning in June 1997. One month later, after receiving 510(k) clearance for the use of the Somnoplasty System to treat snoring, the Company began direct sales of the Somnoplasty System in the United States.

  In 1997, the Company hired a Chief Financial Officer, a Corporate Controller, a Director of Medical Affairs and Corporate Counsel to strengthen the Company's management capability. In addition, the Company anticipates hiring additional financial accounting personnel to meet increasing demands of its business. The Company also plans to hire additional management and engineering personnel to support and develop manufacturing expertise and large scale manufacturing capacity expansion as required to support the anticipated growth of the Company. Additionally, the Company will invest in further production equipment, vertical integration and facility expansion to reduce manufacturing costs, reduce manufacturing cycle time and increase production capacity. These hires and capital expenditures will require operating capital on an ongoing basis. The Company will continue to expand its internal reporting capabilities and implement appropriate systems to properly manage its business.

  This current and anticipated significant growth of the Company's personnel, sales and scope of operations may place considerable strain on the Company's management, financial, manufacturing and other capabilities, procedures and controls. There can be no assurance that any existing or additional capabilities, procedures or controls will be adequate to support the Company's operations or that its capabilities, procedures or controls will be designed, implemented or improved in a timely and cost-effective manner. Failure to implement, improve and expand such capabilities, procedures and controls in an efficient manner could have a material adverse effect on the Company's business, financial condition and results of operations. See "Additional Risk Factors -- Need to Manage Growth and Expand Financial Capabilities."

  The Company is in the initial stages of building a direct sales force to cover the United States and Canada. Presently the sales force consists of a Vice President, Worldwide Sales, three regional sales managers and six sales representatives. The Company anticipates significant short-term expenditures in the development of its direct sales infrastructure. In addition to its agreement with Medtronic, the Company will seek to enter into agreements for product distribution in Japan and other international markets.

  As of December 31, 1997, the Company has incurred cumulative losses from inception of approximately $15,900,000. Moreover, the Company expects to incur significant additional operating losses over the next couple of years due to expanded research and development efforts, preclinical studies and clinical trials and the development of its manufacturing and sales and marketing capabilities. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible.

  Future revenues and results of operations may fluctuate significantly from quarter to quarter or year to year and will depend upon numerous factors, including the timing of regulatory clearances or approvals, the extent to which the Company's products gain market acceptance, the scale-up of manufacturing capabilities, the expansion of sales and marketing activities, competition, the timing and success of new product introductions by the

Company or its competitors and the ability of the Company and its agents to market its products in the United States and internationally. Accordingly, interim period comparisons of the Company's operating results are not necessarily meaningful and should not be relied upon as indicators of likely future performance or annual operating results.

  In the near term, a large portion of the Company's revenues is anticipated to come from international sales to Medtronic. The Company's business and financial results could be materially adversely affected in the event that Medtronic is unable to market the Somnoplasty System effectively, anticipate customer demand accurately or effectively manage international pricing and cost containment pressures in health care. The Company's operations and financial results could also be significantly affected by international factors, including oversight by numerous regulatory agencies, changes in foreign currency exchange rates and foreign economic and political conditions.

RESULTS OF OPERATIONS

  Total revenues. The Company's revenues through December 31, 1997 are derived from sales of its Somnoplasty System, consisting of the 215 RF Generator and SP 1000 and SP 2000 disposable devices, to private practices, hospitals, clinics and sleep centers. No revenues were recorded for the period from inception (January 19, 1996) to December 31, 1996 ("fiscal 1996"). For the year ended December 31, 1997 ("fiscal 1997"), net revenues, totaling $824,000, were attributable to sales to Medtronic and $1,750,000 to other customers principally in the United States. The Company expects that the sale of generators will constitute a significant percentage of the Company's total revenues in the near term as it builds an installed base of users.

  Manufacturing start-up costs and costs of revenues. Manufacturing start-up costs and costs of revenues were $403,000 in fiscal 1996 and $3,109,000 in fiscal 1997. Manufacturing start-up costs and costs of revenues consist of raw materials, subassemblies and completed electronics, quality assurance and warranty costs. The cost of purchased materials, the costs of prototypes, and the costs of establishing manufacturing capabilities account for the majority of the increase from fiscal 1996 to fiscal 1997. The Company believes that manufacturing start-up costs and costs of revenues will increase in absolute dollars but may fluctuate as a percentage of revenues.

  Research and development expenses. Research and development expenses were $1,303,000 in fiscal 1996 and $6,033,000 in fiscal 1997. Research and development expenses are comprised of salaries, prototype development costs and clinical trial and regulatory approval expenses. The increases between the comparison periods reflect the increased expenditures incurred in the development of the Somnoplasty System, new development efforts for the generators and the disposable devices, initiation and expansion of clinical trials and expenses associated with regulatory approvals in the United States, the European Union and Australia. Clinical trial costs for fiscal 1997 were approximately $1,700,000 as compared to approximately $174,000 in fiscal 1996. Salaries of research and development personnel represented $322,000 and $1,130,000 in fiscal 1996 and fiscal 1997, respectively. Prototype and patent legal expenses increased to approximately $750,000 and $475,000 in fiscal 1997, as compared to $129,000 and $0 in fiscal 1996, respectively. The 1997 expenses also include approximately $548,000 of non-cash stock compensation charges resulting from stock option grants.

  Selling, general and administrative. Selling, general and administrative ("SG&A") expenses were $1,489,000 in fiscal 1996 and $6,741,000 in fiscal 1997, respectively. SG&A expenses consist of executive salaries, professional fees, facilities overhead, accounting and human resources, general office administration expenses such as rent and facility costs. SG&A for fiscal 1997 included legal and accounting costs of approximately $426,000 and professional recruitment costs and other consultant fees of $358,000. The 1997 expenses also include $699,000 of non-cash stock compensation charges resulting from stock option grants. The increase between the comparison periods reflects the hiring of additional personnel, increased legal, accounting and insurance costs associated with being a public company, development of marketing literature and campaigns, an extensive public relations effort to promote the Somnoplasty System in conjunction with the product launch in June 1997 and additional market research into new product areas. The costs of public relations and advertising for fiscal 1997 were approximately $890,000.

  Interest and other income, net. Interest and other income, net was $98,000 in fiscal 1996 and $553,000 for fiscal 1997. The increases were attributable to interest income earned by the Company on its outstanding balance of cash and cash equivalents, invested from the proceeds of the Series C issuance and the IPO, net of interest expense on the Company's lease line of credit obligations. Interest expense was $24,000 in fiscal 1996 and $182,000 in fiscal 1997. The increase was due to increased borrowings against the equipment lease line of credit.

  Net loss. The net loss was $3,097,000 for fiscal 1996 and $12,757,000 for fiscal 1997, respectively. The Company expects that its operating losses will continue for at least the next couple of years and may increase in the short term, as the Company continues to invest substantial resources in product development, manufacturing and sales and marketing.

INCOME TAXES

  As of December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $13,900,000 and $4,100,000, respectively. The Company also had federal and California research and development tax credit carryforwards of approximately $200,000 and $200,000 respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2011 through 2012, if not utilized. The state of California net operating losses will expire at various dates beginning in 2001 through 2002, if not utilized. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the "Code"), and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards before becoming available to reduce the Company's federal income tax liabilities. As of December 31, 1997, the Company had deferred tax assets of approximately $5,800,000, which have been fully offset by a valuation allowance. Deferred tax assets relate primarily to the net operating loss carryforwards.

YEAR 2000 COMPLIANCE

  The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Management is in the process of working with its software vendors to ensure that the Company's internal systems are prepared for the year 2000. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. The Company will implement an upgrade to its management information system that the Company believes is year 2000 compliant. Any year 2000 compliance problem of either the Company or its suppliers, partners or customers, including Medtronic, could materially adversely affect the Company's business, results of operations, cash flows, financial condition and prospects.

NEW ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130) and Statement No. 131, "Disclosures About Segments of An Enterprise and Related Information" (SFAS No. 131). SFAS No. 130 establishes rules for reporting and displaying comprehensive income. SFAS No. 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during 1998. The Company does not believe that the adoption of either SFAS No. 130 or SFAS No. 131 will have a material impact on the Company's results of operations, cash flows, financial position or prospects.

LIQUIDITY AND CAPITAL RESOURCES

  Since inception through December 31, 1997, the Company has financed its operations primarily through the private placement of equity securities, bank loans, lease lines of credit, stockholder loans and its November 1997

IPO. From inception, the Company raised approximately $16,400,000 in net proceeds from private equity financings. The Company raised an additional $43,756,000 from its IPO, net of costs of $4,540,000.

  Cash and cash equivalents at December 31, 1996 were $8,829,000 compared to $45,145,000 at December 31, 1997.

  Net cash used in operating activities was approximately $2,290,000 for fiscal 1996 and $9,522,000 for fiscal 1997. Net cash used in operating activities is less than the Company's net loss for these comparison periods primarily due to noncash charges associated with the amortization of deferred compensation and the depreciation of property and equipment. Net cash used in investing activities was approximately $1,283,000 for fiscal 1996 and $1,957,000 for fiscal 1997, and was attributable to capital expenditures during these periods. Net cash provided by financing activities was approximately $12,401,000 for fiscal 1996 and $47,795,000 for fiscal 1997, attributable primarily to the sale of equity securities in the IPO and private placement transactions.

  The Company has recorded deferred stock compensation expense for the difference between the exercise price and the deemed fair value for financial statement presentation purposes of the Company's Common Stock, as determined by the Board of Directors, for certain options granted during 1996 and 1997. The total recorded deferred stock compensation through December 31, 1997 is $4,574,000. The Company amortized deferred compensation expenses of approximately $1,253,000 for fiscal 1997. The remainder of the deferred stock compensation will be amortized over the corresponding vesting period of each respective option, which is generally four years from date of original issuance.

  At December 31, 1997, the Company's principal sources of liquidity consisted of $45,145,000 in cash and cash equivalents. There were no other material unused sources of liquid assets at December 31, 1997.

  The Company currently anticipates that its capital expenditure requirements will be approximately $2.0 million for fiscal 1998. These requirements relate primarily to the acquisition of computer hardware and software and for additional leasehold improvements to handle the anticipated headcount additions.

  The Company anticipates that its existing resources will enable the Company to maintain its current and planned operations through at least the end of fiscal 1998. However, there can be no assurance that the Company will not require additional funding prior to such time. The Company's future capital requirements will depend on many factors, including the ability of the Company to establish and maintain strategic and distributor relationships, the time and cost in obtaining regulatory approvals, competing technological and market developments, the cost of manufacturing and other factors. There can be no assurance that additional financing to meet the Company's funding requirements will be available as needed. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research or development programs or to relinquish rights to products at an earlier stage of development or on less favorable terms than the Company would otherwise seek to obtain. The failure of the Company to raise capital when needed would have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Somnus Medical Technologies, Inc.

  We have audited the accompanying consolidated balance sheets of Somnus Medical Technologies, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1997 and for the period from inception (January 19, 1996) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Somnus Medical Technologies, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the year ended December 31, 1997 and for the period from inception (January 19, 1996) to December 31, 1996, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Palo Alto, California
February 9, 1998

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                    DECEMBER 31,  DECEMBER 31,
                                                        1997          1996
                                                    ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents........................ $ 45,145,296  $  8,828,708
  Accounts receivable, net of allowance for
   doubtful accounts of $70,000 at December 31,
   1997............................................      661,884           --
  Inventories, net.................................      235,983           --
  Other current assets.............................      299,987        58,149
                                                    ------------  ------------
Total current assets...............................   46,343,150     8,886,857
Property and equipment, net........................    1,822,337     1,140,168
Other assets.......................................       61,578         3,840
                                                    ------------  ------------
                                                    $ 48,227,065  $ 10,030,865
                                                    ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................. $  1,112,005  $    568,411
  Accrued compensation.............................      509,203        69,169
  Other accrued liabilities........................      985,799        63,772
  Current obligations under lease line of credit...          --        203,137
                                                    ------------  ------------
Total current liabilities..........................    2,607,007       904,489
Long-term obligations under lease line of credit...          --        773,482
Commitments
Stockholders' equity:
  Convertible preferred stock, par value $0.001 per
   share, 5,371,660 shares authorized at December
   31, 1996 and none at December 31, 1997; issuable
   in series:
  Series A: 1,871,660 shares designated, 1,784,160
   shares issued and outstanding at December 31,
   1996............................................          --          1,784
  Series B: 3,500,000 and 3,525,000 shares
   designated at December 31, 1996; 3,500,000
   shares issued and outstanding at December 31,
   1996;...........................................          --          3,500
  Common stock, 50,000,000 shares authorized, par
   value $0.001 per share, shares issued and
   outstanding: 13,444,965 and 2,463,125 shares at
   December 31, 1997 and 1996, respectively........       13,445         2,463
  Additional paid-in capital.......................   64,781,646    11,969,044
  Receivable from stockholder......................           --        (2,500)
  Deferred stock compensation......................   (3,320,891)     (524,280)
  Accumulated deficit..............................  (15,854,142)   (3,097,117)
                                                    ------------  ------------
Total stockholders' equity.........................   45,620,058     8,352,894
                                                    ------------  ------------
                                                    $ 48,227,065  $ 10,030,865
                                                    ============  ============

                            See accompanying notes.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                PERIOD FROM
                                                                INCEPTION
                                               YEAR ENDED    (JANUARY 19, 1996)
                                              DECEMBER 31,    TO DECEMBER 31,
                                                  1997             1996
                                              -------------  -----------------
Total revenues............................... $   2,573,648    $        --
Costs and expenses:
  Manufacturing start-up costs and costs of
   revenues..................................     3,109,432         403,088
  Research and development...................     6,033,092       1,303,424
  Selling, general and administrative........     6,741,014       1,489,012
                                              -------------    ------------
Total costs and expenses.....................    15,883,538       3,195,524
                                              -------------    ------------
Loss from operations.........................   (13,309,890)     (3,195,524)
Interest and other income....................       735,056         122,325
Interest expense.............................      (182,191)        (23,918)
                                              -------------    ------------
Net loss..................................... $ (12,757,025)   $ (3,097,117)
                                              =============    ============
Net loss per share:
  Basic and Diluted.......................... $       (3.02)   $      (1.61)
                                              =============    ============
Shares used in computing per share amounts:
  Basic and Diluted..........................     4,224,038       1,922,232
                                              =============    ============

                            See accompanying notes.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

         PERIOD FROM INCEPTION (JANUARY 19, 1996) TO DECEMBER 31, 1997

                              CONVERTIBLE PREFERRED STOCK
                  --------------------------------------------------------
                      SERIES A            SERIES B           SERIES C          COMMON STOCK      ADDITIONAL  RECEIVABLE
                  ------------------  ------------------  ----------------  -------------------   PAID-IN       FROM
                    SHARES    AMOUNT    SHARES    AMOUNT   SHARES   AMOUNT    SHARES    AMOUNT    CAPITAL    STOCKHOLDER
                  ----------  ------  ----------  ------  --------  ------  ---------- -------- ------------ -----------
Issuance of
common stock to
founders at
$0.001 per share
in exchange for
cash and
technology......         --   $  --          --   $  --        --   $ --     2,335,000  $ 2,335 $        --    $  --
Issuance of
common stock at
$0.10 per share
for services....         --      --          --      --        --     --        30,000       30        2,970      --
Issuance of
Series A
convertible
preferred stock
at $1.00 per
share in
exchange for
cash, net of
issuance costs
of $16,328......   1,784,160   1,784         --      --        --     --           --       --     1,766,048      --
Issuance of
Series B
convertible
preferred stock
at $3.00 per
share in
exchange for
cash, net of
issuance costs
of $845,468.....         --      --    3,500,000   3,500       --     --           --       --     9,651,032      --
Issuance of
common stock
upon exercise of
stock options
for cash,
receivable and
associated
compensation
related to 1996
stock option
grants..........         --      --          --      --        --     --        98,125       98      548,994   (2,500)
Net loss........         --      --          --      --        --     --           --       --           --       --
                  ----------  ------  ----------  ------  --------  -----   ---------- -------- ------------   ------
Balances at
December 31,
1996............   1,784,160   1,784   3,500,000   3,500       --     --     2,463,125    2,463   11,969,044   (2,500)
Issuance of
Series C
convertible
preferred stock
at $7.00 per
share in
exchange for
cash, net of
issuance costs
of $59,926......         --      --          --      --    714,286    714          --       --     4,939,362      --
Issuance of
common stock
upon exercise of
stock options
for cash........         --      --          --      --        --     --       383,394      384       68,127      --
Repayment of
receivable from
stockholder.....         --      --          --      --        --     --           --       --           --     2,500
Conversion of
Series A, B and
C preferred
stock to common
stock upon
consummation of
IPO.............  (1,784,160) (1,784) (3,500,000) (3,500) (714,286)  (714)   5,998,446    5,998          --       --
Issuance of
common stock
pursuant to IPO
at $10.50 per
share, net of
issuance costs
of $4,539,512...         --      --          --      --        --     --     4,600,000    4,600   43,755,888      --
Deferred
compensation
related to grant
of stock
options.........         --      --          --      --        --     --           --       --     4,049,225      --
Amortization of
deferred
compensation....         --      --          --      --        --     --           --       --           --       --
Net loss........         --      --          --      --        --     --           --       --           --       --
                  ----------  ------  ----------  ------  --------  -----   ---------- -------- ------------   ------
Balances at
December 31,
1997............         --      --          --      --        --     --    13,444,965 $ 13,445 $ 64,781,646      --
                  ==========  ======  ==========  ======  ========  =====   ========== ======== ============   ======
                    DEFERRED                       TOTAL
                     STOCK       ACCUMULATED   STOCKHOLDERS'
                  COMPENSATION     DEFICIT        EQUITY
                  ------------- -------------- --------------
Issuance of
common stock to
founders at
$0.001 per share
in exchange for
cash and
technology......  $        --   $         --   $      2,335
Issuance of
common stock at
$0.10 per share
for services....           --             --          3,000
Issuance of
Series A
convertible
preferred stock
at $1.00 per
share in
exchange for
cash, net of
issuance costs
of $16,328......           --             --      1,767,832
Issuance of
Series B
convertible
preferred stock
at $3.00 per
share in
exchange for
cash, net of
issuance costs
of $845,468.....           --             --      9,654,532
Issuance of
common stock
upon exercise of
stock options
for cash,
receivable and
associated
compensation
related to 1996
stock option
grants..........      (524,280)           --         22,312
Net loss........           --      (3,097,117)   (3,097,117)
                  ------------- -------------- --------------
Balances at
December 31,
1996............      (524,280)    (3,097,117)    8,352,894
Issuance of
Series C
convertible
preferred stock
at $7.00 per
share in
exchange for
cash, net of
issuance costs
of $59,926......           --             --      4,940,076
Issuance of
common stock
upon exercise of
stock options
for cash........           --             --         68,511
Repayment of
receivable from
stockholder.....           --             --          2,500
Conversion of
Series A, B and
C preferred
stock to common
stock upon
consummation of
IPO.............           --             --            --
Issuance of
common stock
pursuant to IPO
at $10.50 per
share, net of
issuance costs
of $4,539,512...           --             --     43,760,488
Deferred
compensation
related to grant
of stock
options.........    (4,049,225)           --            --
Amortization of
deferred
compensation....     1,252,614            --      1,252,614
Net loss........           --     (12,757,025)  (12,757,025)
                  ------------- -------------- --------------
Balances at
December 31,
1997............  $ (3,320,891) $ (15,854,142) $ 45,620,058
                  ============= ============== ==============

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 PERIOD FROM
                                                                  INCEPTION
                                                                 (JANUARY 19,
                                                   YEAR ENDED      1996) TO
                                                  DECEMBER 31,   DECEMBER 31,
                                                      1997           1996
                                                  -------------  ------------
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss......................................... $ (12,757,025) $ (3,097,117)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Amortization of deferred compensation..........     1,252,614           --
  Depreciation and amortization..................       798,857       142,662
  Net book value of property plant and equipment
   retirements...................................       475,731           --
  Issuance of stock for noncash consideration....           --         25,350
  Changes in operating assets and liabilities:
    Other current assets.........................      (241,838)      (45,790)
    Accounts receivable..........................      (661,884)      (12,359)
    Inventories..................................      (235,983)          --
    Other assets noncurrent......................       (57,738)       (3,840)
    Accounts payable and accrued liabilities.....     1,465,621       632,183
    Accrued employee benefits....................       440,034        69,169
                                                  -------------  ------------
Net cash used in operating activities............    (9,521,611)   (2,289,742)
CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures.............................    (1,956,757)   (1,282,830)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net proceeds from issuance of convertible
 preferred stock.................................     4,940,076    11,422,364
Net proceeds from issuance of common stock.......    43,828,999         2,297
Repayment of shareholder loan....................         2,500           --
Proceeds from borrowings under lease line of
 credit..........................................     1,956,757       976,619
Repayment of lease line of credit................    (2,933,376)          --
                                                  -------------  ------------
Net cash provided by financing activities........    47,794,956    12,401,280
                                                  -------------  ------------
Net increase in cash and cash equivalents........    36,316,588     8,828,708
Cash and cash equivalents, beginning of period...     8,828,708           --
                                                  -------------  ------------
Cash and cash equivalents at end of period....... $  45,145,296  $  8,828,708
                                                  =============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest........................... $     182,190  $     23,918
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
Property and equipment acquired under lease line
 of credit....................................... $   1,956,757  $    976,619
Issuance of Series B preferred stock in exchange
 for services.................................... $         --   $    179,990
Deferred compensation related to grant of stock
 options......................................... $   4,049,225  $    524,280

                            See accompanying notes.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization, Ownership and Business

  Somnus Medical Technologies, Inc. (the "Company"), originally Sleep Technologies, Inc., was incorporated in Delaware on January 19, 1996. The Company designs, develops, manufactures and markets medical devices that utilize proprietary radio frequency technology for the treatment of upper airway disorders. The Company's Somnoplasty System is intended to offer minimally invasive, curative treatment alternatives for disorders of the upper airway, including snoring, obstructive sleep apnea, enlarged turbinates and enlarged tonsils. In 1996, the Company established Somnus Medical Technologies Pty. Ltd. in Australia for purposes of conducting clinical research studies on behalf of the Company. Collectively, the entities are referred to as the Company.

  On November 6, 1997, the Company completed an initial public offering of its shares pursuant to which it issued 4,600,000 common shares for net proceeds of approximately $43,800,000. Upon the closing of the initial public offering, each outstanding share of preferred stock was converted to common stock on a share for share basis.

  From inception through mid 1997, the Company's principal activities had been recruiting personnel, raising capital and performing research and development. Subsequent to December 31, 1996, the Company received approval for the sale of its first products which generated $2,573,648 of revenue for the year ended December 31, 1997. Accordingly, the Company is no longer considered to be in the development stage.

 Basis of Presentation

  The consolidated financial statements include the accounts of Somnus Medical Technologies, Inc. and Somnus Medical Technologies Pty. Ltd. All significant intercompany accounts and transactions have been eliminated.

 Revenue Recognition

  The Company generally recognizes revenue at the time products are shipped. To date, no customers have been given contractual right of return or stock rotation privileges. Product returns and sales allowances are estimated and provided for at the time of sale. The Company's fiscal 1997 revenues include approximately $824,000 in sales to its sole distributor (see Dependence on Sole Distributor and Suppliers below).

 Dependence on Sole Distributor and Suppliers

  The Company entered into a Distribution Agreement with Medtronic Inc. ("Medtronic") on April 21, 1997 for a period of three years with defined minimum annual purchase requirements. The Agreement grants Medtronic exclusive distribution rights of certain of the Company's products in the European Union, Australia, Southeast Asia and certain other areas until April 21, 2000. Net sales of approximately $824,000 were made to Medtronic's European operations and approximately $1,750,000 directly to customers primarily in the United States.

  The Company purchases what is currently its only commercially available radio frequency ("RF") generator from a single-source supplier. Establishing additional or replacement suppliers for such generator or certain of the components used in the Company's products, if required, may not be accomplished quickly and could involve significant additional costs. Any supply interruption from suppliers or failure of the Company to obtain alternative suppliers for the generator or such components would limit the Company's ability to manufacture and sell its products and would have a material adverse effect on the Company's business, financial condition and results of operations.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

 Net Loss Per Share

  In 1997, the FASB issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

  The Company has adopted SAB98, Earnings per Share which was issued on February 3, 1998. In accordance with SAB98, common and common equivalent shares (stock options, warrants and convertible preferred stock) issued during the 12-month period prior to the initial filing of the registration statement relating to the Company's initial public offering price are excluded from the calculation of basic and diluted earnings per share.

  The Company has securities outstanding that could dilute basic earnings per share in the future that were not included in the computation of net loss per share in the periods presented as their effect is antidilutive. For additional disclosures regarding potentially dilutive stock options, warrants, and convertible preferred stock, see Note 6.

 Employee Stock Plans

  The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock Based Compensation."

 Accounting Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from these estimates.

 Research and Development

  Research and development costs, which include clinical and regulatory costs, are charged to expense as incurred.

 Inventory

  Inventories are stated at the lower of cost, determined on an average cost basis, and market value. During the twelve months ended December 31, 1997, the Company acquired inventory for the first time. Inventory at December 31, 1997 is stated net of reserves of $598,000.

 Property and Equipment

  Property and equipment are stated at cost, net of accumulated amortization and depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, typically 1-5 years. Leasehold improvements are amortized using the straight line method over the shorter of the estimated life of the asset or the remaining term of the lease.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

  The Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed of," effective January 19, 1996. The adoption did not have a material impact on the Company's financial statements.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. The Company maintains deposits with a financial institution in the United States and invests its excess cash in U.S. government obligations and securities which bear minimal risk. The Company had no short-term investments at December 31, 1996 or December 31, 1997.

  Management determines the appropriate classification of debt securities in accordance with Statement No. 115, ("Accounting for Certain Investments in Debt and Equity Securities") at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1996 and December 31, 1997, all debt securities are designated as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders' equity. At December 31, 1996 and December 31, 1997, the fair value of investments approximates cost. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income and have been immaterial in all periods presented. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

 Concentration of Credit Risk

  The Company invests cash which is not required for immediate operating needs principally in a diversified portfolio of financial instruments issued by institutions with strong credit ratings. By policy, the amount of credit exposure to any one institution, with the exception of U.S. government-backed securities, is limited. These investments are not collateralized and mature within two years. The Company has not experienced significant losses on these investments.

  An allowance for doubtful accounts of approximately $70,000 was charged to expense in fiscal 1997.

  A significant portion of the Company's revenues and trade accounts receivable consist of shipments to one large, multinational distributor. The Company has not incurred any credit losses to date.

 Advertising Expenses

  The Company expenses the costs of advertising as incurred. Advertising expense was approximately $890,000 and $89,000 for the fiscal years ended December 31, 1997 and 1996, respectively.

 New Accounting Pronouncements

  In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130) and Statement No. 131, "Disclosures About Segments of An Enterprise and Related Information" (SFAS No. 131). SFAS No. 130 establishes rules for reporting and displaying comprehensive income. SFAS No. 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during 1998. The Company does not believe that the adoption of either SFAS No. 130 or SFAS No. 131 will have a material impact on the Company's results of operations, cash flows, or financial position.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

2. PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                                      DECEMBER 31,  DECEMBER 31,
                                                          1997          1996
                                                      ------------  ------------
     Machinery and equipment......................... $ 1,169,498   $   632,690
     Computer equipment..............................     698,867       397,196
     Furniture and fixtures..........................     508,603        78,597
     Purchased software..............................     293,957       174,347
                                                      -----------   -----------
                                                        2,670,925     1,282,830
     Less accumulated depreciation and amortization..    (848,588)     (142,662)
                                                      -----------   -----------
     Property and equipment, net..................... $ 1,822,337   $ 1,140,168
                                                      ===========   ===========

3. INVENTORIES

  Inventory consists of the following:

                                                                    DECEMBER 31,
                                                                        1997
                                                                    ------------
     Raw materials.................................................  $  71,030
     Work-in-process...............................................     77,261
     Finished goods................................................     87,692
                                                                     ---------
                                                                     $ 235,983
                                                                     =========

4. COMMITMENTS

  In 1996 the Company had a $2 million equipment lease line of credit, of which $1,023,381 remained available at December 31, 1996. The borrowings had an interest rate of Prime plus 1.5% to 2% (9.75% to 10.25% at December 31, 1996) and were secured by substantially all of the assets of the Company. Included in computer equipment and office equipment, furniture and fixtures as of December 31, 1996, are assets with a cost and accumulated depreciation of approximately $976,619 and $122,701 respectively, acquired pursuant to the lease obligations.

  On November 16, 1997, the Company repaid all outstanding amounts under the credit facility. In conjunction with equipment term loans, which were repaid prior to December 31, 1996, the Company issued warrants to purchase preferred stock (see Note 6).

  At December 31, 1996, the Company leased its facility under an operating lease agreement which expired on May 16, 1997. On February 12, 1997, the Company entered into a lease for new premises which expires on March 31, 2002.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

  Future payments under operating lease arrangements at December 31, 1997 are as follows:

                                                                     OPERATING
                                                                      LEASES
                                                                    -----------
     Years ending December 31:
       1998........................................................ $   405,000
       1999........................................................     417,000
       2000........................................................     429,000
       2001........................................................     441,000
       2002 and thereafter.........................................     111,000
                                                                    -----------
     Total minimum payments........................................ $ 1,803,000
                                                                    ===========

  Rent expense was approximately $71,000 for the period from inception (January 19, 1996) to December 31, 1996 and approximately $353,000 for the twelve months ended December 31, 1997.

5. RELATED PARTY TRANSACTIONS

  The Company's operations, until the April 1996 issuance of Series A preferred stock, were funded by the Chief Executive Officer's private holding company, VidaCare International, Inc. ("VidaCare"). The expenses consisted primarily of payroll, consultant and legal costs incurred in the establishment of the corporation and initial research and development efforts. Of the $213,660 incurred by VidaCare, $63,660 was converted into 63,660 shares of Series A preferred stock in May 1996 and $150,000 was repaid in cash in April 1996. The Series A preferred stock converted to common stock in conjunction with the Company's initial public offering.

  The Company's Series B preferred stock issuance in September 1996 included a finder's fee to an entity associated with a member of the board of directors totaling 7% of the aggregate proceeds received by the Company from the sale of Series B preferred stock. The agreement included a provision which allowed the entity to receive not less than 25% of the fee owed by the Company in equity or debt instruments in the Company. Pursuant to this clause, the total finder's fee owed of $710,233 was paid with 60,000 shares of Series B preferred stock valued at $3.00 per share and $530,233 in cash. The Series B preferred stock converted to common stock in conjunction with the Company's initial public offering. This transaction has been included in the issuance costs of the Series B offering. Additionally, in connection with the Series B preferred stock financing, the entity associated with a director entered into an agreement with the Company whereby for each 1% of the shares actually sold in the Company's initial public offering that are purchased by investors or parties directly affiliated with the investors placed by the entity in the Series B preferred stock financing, the entity will be granted options or warrants to purchase 1,000 shares of common stock at a price equivalent to the initial public offering price. Such options or warrants will have a five-year term and be entitled to anti-dilution and piggyback registration rights. A total of 5,000 warrants were issued in January 1998 in consideration of this provision.

  During fiscal 1996, a company affiliated with a stockholder and member of the board of directors leased equipment with a value of $78,000 to the Company. The lease agreement provides terms comparable to other lease agreements entered into by the Company.

6. STOCKHOLDERS' EQUITY

 Preferred Stock

  Upon closing of the initial public offering in November 1997, all 5,998,446 outstanding shares of Series A, B and C Convertible Preferred stock of the Company were automatically converted into 5,998,446 shares of Common Stock.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

 Common Stock

  The Company has sold 2,335,000 and 30,000 shares of common stock to founders for $0.001 and $0.10 per share, respectively, of which certain shares are subject to repurchase rights which generally expire ratably over four years. Upon termination of service, any unvested shares may be repurchased by the Company at the issuance price. The shares are not contingent upon any conditions other than a time period of employment. At December 31, 1997, 706,790 shares were subject to these repurchase rights held by the Company.

  The Company has reserved 3,268,481 shares of common stock for issuance under all options on stock purchase plans at December 31, 1997.

 1996 Stock Plan

  Under the Company's 1996 Stock Plan (the "Plan"), which was adopted in March 1996, options may be granted for common stock or common stock may be issued, pursuant to actions by the board of directors, to eligible participants. Options granted are either incentive stock options or nonstatutory stock options and are exercisable within the times or upon the events determined by the board of directors as specified in each option agreement. Incentive stock options granted under the Plan are at prices not less than 100% of the fair market value at the date of grant. Nonstatutory options granted under the Plan are at prices not less than 85% of the fair value on the date of the grant. Stock options granted to a 10% stockholder shall not be less than 110% of the fair value at the date of grant. Stock sold under issuances is subject to repurchase by the Company upon termination of the purchaser's employment or services at the price paid upon issuance. Options granted generally vest over a period of four years, with 25% of the options vesting on the first anniversary of the grant. The term of the Plan is ten years. As of December 31, 1997, a total of 3,350,000 shares of common stock have been reserved for issuance under the Plan.

 1997 Director Option Plan

  In August 1997, the Company's Board of Directors (the "Board") adopted the 1997 Director Option Plan ("Director Option Plan"). A total of 350,000 shares of common stock have been reserved for issuance under the Director Option Plan which provides for the grant of nonstatutory options to non-employee directors of the Company.

 1997 Employee Stock Purchase Plan

  In August 1997, the Board of Directors adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan"), which is designed to allow eligible employees of the Company to purchase shares of common stock at semiannual intervals through their periodic payroll deductions. An aggregate of 50,000 shares of common stock has been reserved for the Purchase Plan of which none have been issued through December 31, 1997. The Purchase Plan will be implemented in a series of successive offering periods, each with a maximum duration of 24 months. Eligible employees can have up to 10% of their base salary deducted that is to be used to purchase shares of the common stock on specific dates determined by the Board of Directors provided that in no event shall an employee be permitted to purchase during each purchase period more than 2,500 shares of the company's common stock, subject to a maximum of $25,000 worth of common stock per calendar year. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. The Company does not recognize compensation cost related to employee purchase rights under the Purchase Plan.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

  The following table summarizes stock option activity under the 1996 Stock Plan and the 1997 Director Option Plan:

                                                    OUTSTANDING STOCK OPTIONS
                                                    ----------------------------
                                                                      WEIGHTED
                                                                      AVERAGE
                                                                      EXERCISE
                                          SHARES     NUMBER OF         PRICE
                                        AVAILABLE      SHARES        PER SHARE
                                        ----------  --------------  ------------
     Original authorization of shares.     865,000
       Additional shares authorized
        for issuance..................   1,055,000
       Options granted................  (1,751,550)      1,751,550   $      0.17
       Options exercised..............         --          (98,125)  $      0.10
       Options canceled...............      15,625         (15,625)  $      0.10
                                        ----------  --------------   -----------
     Balance at December 31, 1996.....     184,075       1,637,800   $      0.17
       Additional shares authorized
        for issuance..................   1,780,000
       Options granted................  (1,462,900)      1,462,900   $      3.59
       Options exercised..............          --        (383,394)  $      0.19
       Options canceled...............     280,332        (280,332)  $      1.12
                                        ----------  --------------   -----------
     Balance at December 31, 1997.....     781,507       2,436,974   $      2.12
                                        ==========  ==============   ===========

  At December 31, 1997, options to purchase 385,027 shares were exercisable.

  The following table summarizes information about options outstanding at December 31, 1997.

                                 OPTIONS OUTSTANDING                       EXERCISABLE OPTIONS
                               ------------------------ WEIGHTED AVERAGE ------------------------
                                            WEIGHTED       REMAINING                  WEIGHTED
                               NUMBER OF    AVERAGE     CONTRACTUAL LIFE  NUMBER      AVERAGE
     RANGE OF EXERCISE PRICE    SHARES   EXERCISE PRICE    (IN YEARS)    OF SHARES EXERCISE PRICE
     -----------------------   --------- -------------- ---------------- --------- --------------
     $ 0.10 -  0.10              579,124     $ 0.10           8.55        193,326      $ 0.10
       0.30 -  0.30              604,683       0.30           8.92        166,713        0.30
       0.70 -  0.70              296,875       0.70           9.43            --          --
       3.00 -  3.00              609,292       3.00           9.63         16,655        3.00
       7.50 - 10.50              347,000       8.31           9.75          8,333        7.50
                               ---------     ------           ----        -------      ------
     $ 0.10 - 10.50            2,436,974     $ 2.12           9.19        385,027      $ 0.47
                               =========     ======           ====        =======      ======

 Pro Forma Disclosures

  The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees" and related interpretations, in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. The Company, under APB No. 25, generally does not recognize compensation expense as the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

  Pro forma information regarding net loss and loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1995 under the fair value method of this statement.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

  The fair value for options granted prior to the Company's initial public offering in November 1997 were estimated at the date of grant using the minimum value method, assuming no dividends, an expected life of between two and three years, nominal volatility and a risk free interest rate of 5.3%. No stock options were granted in 1997 after the initial public offering.

  Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period (for stock options) and the six month purchase period for stock purchases under the Stock Purchase Plan. The Company's pro forma information is as follows:

                                                                  PERIOD FROM
                                                                   INCEPTION
                                                                  (JANUARY 19,
                                                                   1996)  TO
                                                   YEAR ENDED     DECEMBER 31,
                                                DECEMBER 31, 1997     1996
                                                ----------------- ------------
     Pro forma net loss........................   $ (12,868,456)  $ (3,101,908)
                                                  =============   ============
     Pro forma basic and diluted loss per
      share....................................   $       (3.05)  $      (1.61)
                                                  =============   ============

  Because FAS 123 is applicable only to options granted subsequent to December 31, 1995, its pro forma effect will not be fully reflected until subsequent years. The effects on pro forma disclosures of applying FAS 123 are not likely to be representative of the effects on pro forma disclosures in future years.

 Warrants

  In connection with equipment term loans in 1996, the Company issued warrants to purchase 37,500 shares of Series A preferred stock at $1.00 per share and 25,000 shares of Series B preferred stock at $3.00 per share which were converted to common stock warrants in conjunction with the IPO. These warrants may be exercised at any time prior to June 24, 2006 and October 1, 2001, respectively. The values of these warrants were determined by the Company to be immaterial for financial statement purposes. Warrants outstanding at December 31, 1997 were 62,500.

 Stock Compensation

  The Company recorded deferred compensation of approximately $546,000 and $4,049,000 during the period from inception (January 19, 1996) to December 31, 1996 and the year ended December 31, 1997, respectively. These amounts represent the difference between the exercise price and the deemed fair value of certain of the Company's stock options granted in these periods. The Company recorded amortization expense of approximately $22,000 and $1,253,000, respectively, during these periods.

  At December 31, 1997, the Company had a total of $3,321,000 remaining to be amortized over the corresponding vesting period of each respective option, generally four years.

7. EMPLOYEE BENEFIT PLANS

  The Company has a 401(k) Plan which stipulates that all full-time employees with at least 60 days of employment can elect to contribute to the 401(k) Plan, subject to certain limitations, up to 15% of salary on a pretax basis. The Company has the option to provide matching contributions but has not done so to date.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

8. INCOME TAXES

  As of December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $13,900,000 and $4,100,000 respectively. The Company also had federal and California research and development tax credit carryforwards of approximately $200,000 and $200,000 respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2011 through 2012, if not utilized. The State of California net operating losses will expire at various dates beginning in 2001 through 2002, if not utilized.

  Utilization of the Company's net operating loss carryforwards and credits may be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:

                                                     DECEMBER 31,  DECEMBER 31,
                                                         1997          1996
                                                     ------------  ------------
     Net Operating Loss Carryforwards............... $ 5,000,000   $ 1,100,000
     Research Credits Carryforwards.................     400,000           --
     Capitalized Research and Development...........     400,000       100,000
                                                     -----------   -----------
     Total Deferred Tax Assets...................... $ 5,800,000   $ 1,200,000
     Valuation Allowance............................  (5,800,000)   (1,200,000)
                                                     -----------   -----------
     Net Deferred Tax Assets........................         --            --
                                                     ===========   ===========

  Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $1,200,000 and $4,600,000 during the year ended December 31, 1996 and 1997 respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

  Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 1998 Annual Meeting of Stockholders (the "Proxy Statement") and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Certain of the information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal No. 1 -- Election of Directors" in the Proxy Statement.

  The executive officers of the Registrant, who are elected by the board of directors, are as follows:

     NAME                   AGE POSITION
     ----                   --- --------
     Stuart D. Edwards..... 52  Chairman of the Board of Directors,
                                Chief Executive Officer and President
     Robert E. McNamara.... 41  Executive Vice President,
                                Chief Financial Officer
     Eric N. Doelling...... 39  Executive Vice President,
                                Chief Operating Officer and Director
     Stephen M. Rudy....... 40  Senior Vice President,
                                Marketing and Business Development
     Donald R. Bruce....... 47  Vice President, Worldwide Sales
     Eve A. Conner, Ph.D... 52  Vice President, Clinical and Regulatory Affairs
     Kirti P. Kamdar....... 36  Vice President, Research and Development

  STUART D. EDWARDS is the founder of the Company and has served as Chairman of the Board, Chief Executive Officer and President of the Company since its founding in January 1996. From July 1992 to May 1995, Mr. Edwards served as President, Chief Executive Officer and Chairman of the Board of VidaMed, Inc., a medical device company, co-founded by Mr. Edwards, which develops minimally invasive surgical systems. He continued to serve as President and Chief Executive Officer of VidaMed, Inc. until December 1995 and continues to serve as a board member of such company. From December 1989 until October 1992, Mr. Edwards was Vice President and Chief Technical Officer of EP Technologies, Inc., a developer and manufacturer of electrophysiology catheters. Mr. Edwards previously held positions with Applied Immune Sciences, Inc., a subsidiary of Rhone-Poulenc Rorer Inc., Control Data Systems, Inc., AVI Corporation, UFE Corporation, Abbott Laboratories, Ideal Toy Corporation and Baxter Healthcare Corporation. Mr. Edwards holds a Certificate in Mechanical Engineering from the Union of Educational Institutions in England.

  ROBERT E. McNAMARA has served as Chief Financial Officer of the Company since August 1997. From April 1995 until August 1997, Mr. McNamara served as Vice President of Finance and Administration and Chief Financial Officer of Target Therapeutics, Inc., a medical device manufacturer. From August 1994 until April 1995, Mr. McNamara served as Chief Financial Officer of Guittard Chocolate Co. From 1987 until August 1994, Mr. McNamara held various financial management positions at Tandem Computers, Inc. He holds a B.S. from the University of San Francisco and an M.B.A. from the University of Pennsylvania's Wharton School.

  ERIC N. DOELLING has served as Executive Vice President, Chief Operating Officer of the Company since July 1996 and as a Director since November 1996. From April 1993 until July 1996, Mr. Doelling was Vice President,
Manufacturing of Cardiac Pathways Corporation, a medical device company. From January 1990 to March 1993, he was Vice President of Operations for Spectranetics, Inc. Mr. Doelling holds both a B.S. and an M.B.A. from Rensselaer Polytechnic Institute.

  STEPHEN M. RUDY has served as Senior Vice President, Marketing and Business Development of the Company since April 1996. From May 1995 until June 1996, Mr. Rudy was a Principal for Cowper Consulting, a consulting firm specializing in business development and marketing for medical device companies. From September 1992 until May 1995, he served as Vice President of Marketing and Sales for VidaMed, Inc. Mr. Rudy holds a B.A. in Political Science from Johns Hopkins University and an M.B.A. from Stanford University.

  DONALD R. BRUCE has served as Vice President, Worldwide Sales of the Company since March 1997. From June 1996 until March 1997, he was a Principal of drb International, a sales consulting firm to medical device companies. From 1977 until June 1996, Mr. Bruce worked for Xomed, Inc., an otolaryngology device company, in several capacities, including, most recently, Vice President of International Sales and Marketing. Mr. Bruce holds a B.S. in Biology from the University of Minnesota where he served as the manager of the ear, nose and throat research laboratory.

  EVE A. CONNER, PH.D. has served as Vice President, Clinical and Regulatory Affairs of the Company since August 1996. From October 1991 to June 1996, she served as Vice President, Regulatory/Clinical Affairs and Quality Assurance for Baxter Healthcare Corporation's Novacor Division. Dr. Conner holds a B.A. in Biology and Chemistry from Keuka College and a Ph.D. in Pharmacology/Toxicology from the University of Minnesota.

  KIRTI P. KAMDAR has served as Vice President, Research and Development of the Company since August 1997 and previously served as Vice President, Manufacturing from August 1996 to July 1997. From May 1995 until August 1996, he was Vice President of Research and Development, developing new cardiovascular devices, at Guided Medical Systems, a medical device company. From October 1994 until May 1995, he was a Project Manager in Research and Development with Cardiac Pathways Corporation. From April 1991 to October 1994, Mr. Kamdar held several engineering and managerial positions for Mallinckrodt Inc. Mr. Kamdar holds a B.S. from Gujarat University (India), a M.S. from New Jersey Institute of Technology and an M.B.A. from the University of Houston.

ITEM 11.EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference to the information under the caption "Record Date and Stock Ownership" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference to the information under the caption "Certain Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A)1. FINANCIAL STATEMENTS

  The following Financial Statements of Somnus Medical Technologies, Inc. and Report of Ernst & Young LLP, have been provided as Item 8, above:

  Report of Ernst & Young LLP, Independent Auditors

  Consolidated Balance Sheets at December 31, 1997 and 1996

  Consolidated Statements of Operations, for the period from inception (January 19, 1996) to December 31, 1996 and the year ended December 31, 1997

  Consolidated Statements of Stockholders' Equity, for the period from inception (January 19, 1996) to December 31, 1996 and the year ended December 31, 1997

  Consolidated Statements of Cash Flows, for the period from inception (January 19, 1996) to December 31, 1996 and the year ended December 31, 1997

  Notes to Consolidated Financial Statements

2.  FINANCIAL STATEMENT SCHEDULES

  Schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

3.  EXHIBITS

  Refer to (C) below.

  (B) REPORTS ON FORM 8-K

  The Company was not required to and did not file any reports on Form 8-K during the period from December 31, 1997 to date of filing.

  (C) EXHIBITS

     EXHIBIT NO. DESCRIPTION
     ----------- --------------------------------------------------------------
      1.1(1)     Form of Underwriting Agreement.
      3.1(1)     Restated Certificate of Incorporation, as amended as of April
                 18, 1997.
      3.2(1)     Form of Amended and Restated Certificate of Incorporation to
                 be filed after the closing of the Offering.
      3.3(1)     Form of Bylaws, to be effective upon the closing of the
                 offering.
      3.4(1)     Bylaws of the Registrant.
      4.1(1)     Specimen Common Stock Certificate.
     10.1(1)     Form of Indemnification Agreement for directors and officers.
     10.2(1)     Amended and Restated 1996 Stock Plan and form of agreement thereunder.
     10.3(1)     Restated Investors' Rights Agreement between the Registrant and the parties named therein dated as of April 21, 1997.
     10.4(1)     Distribution Agreement dated April 21, 1997 between the
                 Registrant and Medtronic, Inc.
     10.5(1)     Development and Supply Agreement dated July 15, 1996 between the Registrant and Apical Instruments, Inc.
     10.6(1)     Letter Agreement dated June 6, 1996 between the Registrant and
                 Musket Research Associates.
     10.7(1)     Lease dated February 4, 1997 for the Registrant's headquarters in Sunnyvale, California.
     10.8(1)     Amended and Restated Loan and Security Agreement dated April
                 2, 1997 between the Registrant and Venture Lending.
     10.9(1)     Employment Letter Agreement dated July 20, 1997 between the
                 Registrant and Robert McNamara.
     10.10(1)    Employment Letter Agreement dated May 8, 1996 between the
                 Registrant and Eric N. Doelling, and amendment thereto dated
                 August 26, 1996.
     10.11(1)    Employment Letter Agreement dated June 1, 1996 between the
                 Registrant and Stephen M. Rudy, and amendment thereto dated
                 October 14, 1996.
     10.12(1)    1997 Employee Stock Purchase Plan.
     10.13(1)    1997 Director Option Plan.
     10.14(1)    Lease Agreement dated July 1, 1996 between the Registrant and
                 RGL Leasing Co.
     21.1(1)     List of Subsidiaries of the Registrant.
     23.1        Consent of Ernst and Young LLP, Independent Auditors
     24.1        Power of Attorney (see page 48).
     27.1        Financial Data Schedule.

--------
(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-35401) and incorporated herein by reference.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SOMNUS MEDICAL TECHNOLOGIES, INC.

                                          By:       /s/ Stuart D. Edwards
                                             ---------------------------------
                                                     Stuart D. Edwards
                                               President and Chief Executive
                                                          Officer

                               POWER OF ATTORNEY

  KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stuart D. Edwards and Robert E. McNamara, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his or their substitute or substitutes, may do or cause to be done by virtue thereof.

  Pursuant to the requirements of the Securities Act of 1934, this report signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

        SIGNATURES                     TITLE                        DATE
        ----------                     -----                        ----

    /s/ Stuart D. Edwards        President, Chief              March 12, 1998
-----------------------------    Executive Officer and
     (STUART D. EDWARDS)         Director

   /s/ Robert E. McNamara        Executive Vice                March 12, 1998
-----------------------------    President, Chief
    (ROBERT E. MCNAMARA)         Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)

    /s/ Eric N. Doelling         Executive Vice                March 12, 1998
-----------------------------    President, Chief
     (ERIC N. DOELLING)          Operating Officer and
                                 Director

    /s/ David L. Douglass        Director                      March 12, 1998
-----------------------------
     (DAVID L. DOUGLASS)

  /s/ David J. Illingworth       Director                      March 12, 1998
-----------------------------
   (DAVID J. ILLINGWORTH)

      /s/ Ronald G. Lax          Director                      March 12, 1998
-----------------------------
       (RONALD G. LAX)

     /s/ David B. Musket         Director                      March 12, 1998
-----------------------------
      (DAVID B. MUSKET)

  /s/ Woodrow A. Myers, Jr.      Director                      March 12, 1998
-----------------------------
   (WOODROW A. MYERS, JR.)


                                 EXHIBIT INDEX

     EXHIBIT NO. DESCRIPTION
     ----------- -----------
      23.1       Consent of Ernst and Young LLP, Independent Auditors
      24.1       Power of Attorney, included at page 48, above.
      27.1       Financial Data Schedule.