Form 10-Q
period 1998-03-31
SOMNUS MEDICAL TECHNOLOGIES INC
filed 1998-05-05
CIK 1026405

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.


                                       OR


[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________. TO ______________.


                         COMMISSION FILE NO.  000-23275


                       SOMNUS MEDICAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


      DELAWARE                                           77-0423465
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)



                               285 N. WOLFE ROAD
                          SUNNYVALE, CALIFORNIA 94086
          (Address of principal executive offices, including zip code)

                                 (408) 773-9121
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   ---

As of March 31, 1998, 13,496,021 shares of the Registrant's Common Stock were outstanding.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                                     INDEX

PART I.  FINANCIAL INFORMATION                                                        Page
------------------------------                                                        ----
Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            March 31, 1998 and December 31,1997.........................................3

            Condensed Consolidated Statements of Operations
            Three months ended March 31, 1998 and 1997..................................4

            Condensed Consolidated Statements of Cash Flows
            Three months ended March 31, 1998 and 1997..................................5

            Notes to Interim Condensed Consolidated Financial
            Statements..................................................................6

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations...............................8


                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 6.  Exhibits and Reports on Form 8-K..............................................18

             Signature.................................................................19



PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                                MARCH 31, 1998
                                                                                 (UNAUDITED)            DECEMBER 31, 1997(*)
                                                                              ---------------------    ---------------------
ASSETS
Current assets:

  Cash and cash equivalents                                                               $ 41,680                  $ 45,145
  Accounts receivable, net of allowance for doubtful accounts of
       $145 and $70 at March 31, 1998 and December 31,
       1997 respectively                                                                     1,305                       662
  Inventories, net                                                                             242                       236
  Other current assets                                                                         369                       300
                                                                              --------------------      --------------------
Total current assets                                                                        43,596                    46,343
Property and equipment, net                                                                  1,779                     1,822
Other assets                                                                                   109                        62
                                                                              --------------------      --------------------
                                                                                          $ 45,484                  $ 48,227
                                                                              ====================      ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                        $    926                  $  1,112
  Accrued compensation                                                                         759                       509
  Other accrued liabilities                                                                  1,655                       986
                                                                              --------------------      --------------------
Total current liabilities                                                                    3,340                     2,607

Stockholders' equity:
  Common stock                                                                                  14                        13
  Additional paid-in capital                                                                64,808                    64,782
  Deferred stock compensation                                                               (2,751)                   (3,321)
  Accumulated deficit                                                                      (19,927)                  (15,854)
                                                                              --------------------      --------------------
Total stockholders' equity                                                                  42,144                    45,620
                                                                              --------------------      --------------------
                                                                                          $ 45,484                  $ 48,227
                                                                              ====================      ====================

(*)  Derived from audited financial statements.

                             See accompanying notes

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)


                                                                                    FOR THE THREE MONTHS ENDED
                                                                           --------------------------------------------
                                                                              MARCH 31, 1998            MARCH 31, 1997
                                                                           -------------------      -------------------
Total revenues                                                                         $ 1,685                  $    --
Costs and expenses:
   Manufacturing start-up costs and costs of revenues                                    1,324                      273
   Research and development                                                              2,382                      916
   Selling, general and administrative                                                   2,594                      734
                                                                           -------------------      -------------------
Total costs and expenses                                                                 6,300                    1,923
                                                                           -------------------      -------------------
Loss from operations                                                                    (4,615)                  (1,923)
Interest and other income                                                                  543                      102
Interest expense                                                                            (1)                     (25)
                                                                           -------------------      -------------------
Net loss                                                                               $(4,073)                 $(1,846)
                                                                           ===================      ===================
Net loss per share:
   Basic and Diluted                                                                    $(0.30)                  $(0.75)
                                                                           ===================      ===================
Shares used in computing per share amounts:
   Basic and Diluted                                                                    13,479                    2,463
                                                                           ===================      ===================

                             See accompanying notes

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, In thousands)


                                                                                    FOR THE THREE MONTHS ENDED
                                                                           --------------------------------------------
                                                                              MARCH 31, 1998            MARCH 31, 1997
                                                                           -------------------      -------------------
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss                                                                               $(4,073)               $(1,846)
Adjustments to reconcile net loss to net cash used in operating activities:
 Amortization of deferred compensation                                                     570                     --
 Depreciation and amortization                                                             161                    119
 Net book value of property, plant and equipment retirements                                57                     --
 Issuance of stock for noncash consideration
 Changes in operating assets and liabilities:
    Other current assets                                                                   (69)                  (112)
    Accounts receivable                                                                   (643)                    --
    Inventories                                                                             (6)                    --
    Other assets noncurrent                                                                (47)                   (49)
    Accounts payable and accrued liabilities                                               483                    129
    Accrued employee benefits                                                              250                     35
                                                                           -------------------      -----------------
Net cash used in operating activities                                                   (3,317)                (1,724)

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures                                                                      (175)                  (776)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                                  27                     --
Repayment of shareholder loan                                                               --                      3
Proceeds from borrowings under lease line of credit                                         --                    564
Repayment of lease line of credit                                                           --                    (30)
                                                                           -------------------      -----------------
Net cash provided by financing activities                                                   27                    537
                                                                           -------------------      -----------------
Net increase (decrease) in cash and cash equivalents                                    (3,465)                (1,963)
Cash and cash equivalents, beginning of period                                          45,145                  8,829
                                                                           -------------------      -----------------
Cash and cash equivalents at end of period                                             $41,680                $ 6,866
                                                                           ===================      =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                                 $     1                $    26

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired under lease line of credit                             $    --                $   564

                             See accompanying notes

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The condensed consolidated balance sheet as of March 31, 1998, the condensed consolidated statements of operations for the three months ended March 31, 1998 and 1997, and the condensed consolidated statements of cash flows for the three months ended March 31, 1998 and 1997, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

     These condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1998.

NOTE 2 - REVENUE RECOGNITION
----------------------------

     The Company generally recognizes revenue at the time products are shipped. To date, no customers have been given stock rotation privileges. Product returns and sales allowances are estimated and provided for at the time of sale.

NOTE 3 - NET LOSS PER SHARE
---------------------------

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

NOTE 4 - INITIAL PUBLIC OFFERING
--------------------------------

     During the quarter ended December 31, 1997, the Company successfully completed its initial public offering (the "Offering"). The Offering generated net proceeds of approximately $37.9 million from the sale of 4,000,000 shares of Common Stock. Subsequent to the end of the quarter, the Company's underwriters exercised the over-allotment option, generating net proceeds of approximately $5.9 million from the sale of 600,000 shares of Common Stock. The proceeds from the Offering have been used to fund operating activities.

     Concurrent with the closing of the Offering, the holders of all of the Series A, B and C Preferred Stock (5,998,446 shares in total) converted their shares into the Company's Common Stock.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Comprehensive income is equal to net income as of March 31, 1998 and 1997.

     Effective January 1, 1998, the Company adopted the Financial Accounting Standard Board's Statement of Financial Accounting Standards No. 131 (SFAS
131), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 superseded SFAS 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way that public business enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 had no impact on the Company's results of operations, financial position, or disclosure of segment information at March 31, 1998 or 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1997.

  The information set forth below contains forward-looking statements (designated by an *), and the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under "Factors That May Affect Future Results" and those set forth under "Item One" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

OVERVIEW

     Somnus designs, develops, manufactures and markets innovative medical devices that utilize its proprietary RF technology for the treatment of upper airway disorders. The Company's SomnoplastySM System provides physicians with a suite of products designed to offer minimally-invasive, curative treatment alternatives for disorders of the upper airway, including snoring and enlarged turbinates.

     The Company has a limited history of operations that, to date, has consisted primarily of research and development, product engineering, seeking clearance of its products from the FDA, initial development of a direct sales force in the United States and training Medtronic employees for distribution of the Somnoplasty System in the European Union ("EU"), Australia, Southeast Asia and certain other areas. The Company commercially introduced the Somnoplasty System internationally, through Medtronic, beginning in June 1997. One month later, after receiving 510(k) clearance for the use of the Somnoplasty System to treat snoring, the Company began direct sales of the Somnoplasty System in the United States.

     The Company anticipates hiring additional financial accounting personnel to meet increasing demands of its business and to strengthen the Company's management capability.* The Company also plans to hire additional management and engineering personnel to support and develop manufacturing expertise and large scale manufacturing capacity expansion as required to support the anticipated growth of the Company.* Additionally, the Company will invest in further production equipment, vertical integration and facility expansion to reduce manufacturing costs, reduce manufacturing cycle time and increase production capacity.* These hires and capital expenditures will require operating capital on an ongoing basis.* The Company will continue to expand its internal reporting capabilities and implement appropriate systems to properly manage its business.*

     This current and anticipated significant growth of the Company's personnel, sales and scope of operations may place considerable strain on the Company's management, financial, manufacturing and other capabilities, procedures and controls. There can be no assurance that any existing or additional capabilities, procedures or controls will be adequate to support the Company's operations or that its capabilities, procedures or controls will be designed, implemented or improved in a timely and cost-effective manner. Failure to implement, improve and expand such capabilities, procedures and controls in an efficient manner could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is building a direct sales force to cover the United States and Canada. Presently the sales force consists of a Vice President, Worldwide Sales, a Director of Sales, two regional sales managers and nine sales representatives. The Company anticipates significant short-term expenditures in the development of its direct sales infrastructure.* In addition to its agreement with Medtronic, the Company will seek to enter into agreements for product distribution in Japan and other international markets.*

     As of March 31, 1998, the Company has incurred cumulative losses from inception of approximately $19,900,000. Moreover, the Company expects to incur significant additional operating losses over the next couple of years due to expanded research and development efforts, including expenses associated with the Company's patent portfolio, preclinical studies and clinical trials and the development of its manufacturing and sales and marketing capabilities.* The Company's limited operating history makes accurate prediction of future operating results difficult or impossible.

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

     To date, a large portion of the Company's revenues has come from international sales to Medtronic. The Company's business and financial results could be materially adversely affected in the event that Medtronic is unable to market the Somnoplasty System effectively, anticipate customer demand accurately or effectively manage international pricing and cost containment pressures in health care. The Company's operations and financial results could also be significantly affected by international factors, including oversight by numerous regulatory agencies, changes in foreign currency exchange rates and foreign economic and political conditions.

RESULTS OF OPERATIONS

     Total revenues. The Company's revenues for the three months ended March 31, 1998 (first quarter) are derived from sales of its Somnoplasty System, consisting of the 215 RF Generator, the SP 1000 and the SP 1100 disposable devices, to private practices, hospitals, clinics and sleep centers. No revenues were recorded for the period from inception (January 19, 1996) to March 31, 1997 (prior-year period). During the first quarter, net revenues, totaling $1,685,000, were attributable to sales to customers principally in the United States. No shipments were made to Medtronic during the first quarter. The Company expects that the sale of generators will constitute a significant percentage of the Company's total revenues in the near term as it builds an installed base of users.*

     Manufacturing start-up costs and costs of revenues. Manufacturing start-up costs and costs of revenues were $1,324,000 in the first quarter and $273,000 in the prior-year period. Manufacturing start-up costs and costs of revenues consist of raw materials, subassemblies and completed electronics, quality assurance and warranty costs. The cost of purchased materials, the costs of prototypes, and the costs of establishing manufacturing capabilities account for the majority of the increase from 1996 to 1997. The Company believes that manufacturing start-up costs and costs of revenues will increase in absolute dollars but may fluctuate as a percentage of revenues.*

     Research and development expenses. Research and development expenses were $2,382,000 in the first quarter and $916,000 in the prior-year period. Research and development expenses are comprised of salaries, prototype development costs, costs associated with intellectual property, and clinical trial and regulatory approval expenses. The increases between the comparison periods reflect the increased expenditures incurred in the development of the Somnoplasty System, new development efforts for the generators and the disposable devices, initiation and expansion of clinical trials and expenses associated with regulatory approvals in the United States, the EU and Australia. Clinical trial and prototype costs for the first quarter were approximately $1,000,000 as compared to approximately $450,000 in the prior-year period. Patent legal expenses increased to approximately $250,000 in the first quarter, as compared to $0 in the prior-year period, respectively. The 1998 expenses also include approximately $206,000 of non-cash stock compensation charges resulting from stock option grants and increased infrastructure costs of approximately $200,000.

     Selling, general and administrative. Selling, general and administrative ("SG&A") expenses were $2,594,000 in the first quarter and $734,000 in the prior-year period, respectively. SG&A expenses consist of executive salaries, professional fees, facilities overhead, accounting and human resources, general office administration expenses such as rent and facility costs. The increase in SG&A is primarily due to increased salaries and employee expenses of $800,000, due to increased headcount and increased travel costs, costs of development of marketing literature and campaigns, an extensive ongoing public relations effort to promote the Somnoplasty System and additional market research into new product areas of approximately $460,000. The first quarter expenses also include $364,000 of non-cash stock compensation charges resulting from stock option grants.

     Interest and other income, net. Interest and other income, net was $542,000 in the first quarter and $77,000 for the prior-year period. The increases were attributable to interest income earned by the Company on an increased outstanding balance of cash and cash equivalents, invested from the proceeds of the IPO. Interest expense was $1,000 in the first quarter and $25,000 in the prior-year period. The decrease was due to the repayment of borrowings under the equipment lease line of credit.

     Net loss. The net loss for the first quarter of 1998 was $4,073,000 and $1,846,000 for the same quarter in the prior year. The Company expects that its operating losses will continue for at least the next couple of years and may increase in the short term, as the Company continues to invest substantial resources in product development, manufacturing, sales and marketing and its infrastructure.*

NEW ACCOUNTING PRONOUNCEMENTS

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net loss or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Comprehensive income is equal to net income as of March 31, 1998 and 1997.

     Effective January 1, 1998, the Company adopted the Financial Accounting Standard Board's Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 superseded SFAS 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way that public business enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 had no impact on the Company's results of operations, financial position, or disclosure of segment information at March 31, 1998 or 1997.

YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Management is in the process of working with its software vendors to ensure that the Company's internal systems are prepared for the year 2000. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant.* However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. The Company will implement an upgrade to its management information system that the Company believes is year 2000 compliant.* Any year 2000 compliance problem of either the Company or its suppliers, partners or customers, including Medtronic, could materially adversely affect the Company's business, results of operations, cash flows, financial condition and prospects.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception through March 31, 1997, the Company has financed its operations primarily through the private placement of equity securities, bank loans, lease lines of credit, stockholder loans and its November 1997 IPO. From inception, the Company raised approximately $16,400,000 in net proceeds from private equity financings. The Company raised an additional $43,756,000 from its IPO, net of costs of $4,540,000.

     Cash and cash equivalents at March 31, 1998 were $41,680,000 compared to $45,145,000 at December 31, 1997.

     Net cash used in operating activities was approximately $3,317,000 for the first quarter and $1,724,000 for the prior-year period. Net cash used in operating activities is larger than the Company's net loss for these comparison periods primarily due to non-cash charges associated with the amortization of deferred compensation and the depreciation of property and equipment. Net cash used in investing activities was approximately $175,000 for the first quarter and $776,000 for the prior-year period, and was attributable to capital expenditures during these periods. Net cash provided by financing activities was approximately $27,000 for the first quarter and $537,000 for the prior-year period, attributable primarily to the exercise of options, and private placement transactions.

     The Company has recorded deferred stock compensation expense for the difference between the exercise price and the deemed fair value for financial statement presentation purposes of the Company's Common Stock, as determined by the Board of Directors, for certain options granted. The total unamortized deferred stock compensation at March 31, 1998 is $2,751,000. The Company amortized deferred compensation expenses of approximately $570,000 in the first quarter of 1998 compared to $0 in the same quarter in the prior year. The remainder of the deferred stock compensation will be amortized over the corresponding vesting period of each respective option, which is generally four years from date of original issuance.

     At March 31, 1998, the Company's principal sources of liquidity consisted of $41,680,000 in cash and cash equivalents. There were no other material unused sources of liquid assets at March 31, 1998.

     The Company currently anticipates that its capital expenditure requirements will be approximately $2.0 million for the next twelve months.* These requirements relate primarily to the acquisition of computer hardware and software and for additional leasehold improvements to handle anticipated headcount additions.*

     The Company anticipates that its existing resources will enable the Company to maintain its current and planned operations through the next twelve months.* However, there can be no assurance that the Company will not require additional funding prior to such time. The Company's future capital requirements will depend on many factors, including the ability of the Company to establish and maintain strategic and distributor relationships, the time and cost in obtaining regulatory approvals, competing technological and market developments, the cost of manufacturing and other factors. There can be no assurance that additional financing to meet the Company's funding requirements will be available as needed. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research or development programs or to relinquish rights to products at an earlier stage of development or on less favorable terms than the Company would otherwise seek to obtain. The failure of the Company to raise capital when needed would have a material adverse effect on the Company's business, financial condition and results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's operating results may vary significantly depending on certain factors, including the effect of delays in its research and development program, adverse results in its clinical studies, delay in the introduction or shipment of new products, increased competition, litigation costs should the Company be involved in litigation, adverse changes in the economic conditions in any of the several countries in which the Company does business, a slower growth rate in the Company's target markets, order deferrals in anticipation of new product releases, lack of market acceptance of new products, the uncertainty of FDA or other domestic and international regulatory clearances or approvals, and the factors set forth under the Company's annual report on form 10-K for the fiscal year ended December 31, 1997.

     Limited Operating History; Absence of Profitability. The Company was incorporated in January 1996 and has a limited history of operations that, to date, has consisted primarily of research and development, product engineering, seeking clearance of its products from the FDA, initial development of a direct sales force in the United States and training Medtronic employees for distribution of the Somnoplasty System in the EU, Australia, Southeast Asia and certain other areas. The Company commercially introduced the Somnoplasty System internationally, through Medtronic, beginning in June 1997. One month later, after receiving 510(k) clearance for the use of the Somnoplasty System to treat snoring, the Company began direct sales of the Somnoplasty System in the United States. In December 1997, the Company received 510(k) clearance to use the Somnoplasty System for the treatment of enlarged turbinates associated with chronic rhinitis. The Company began direct sales of the device for treating enlarged turbinates in the first quarter of 1998. The Company has generated only limited revenues from sales of the Somnoplasty System and does not have experience in manufacturing, selling or marketing its products in large, commercial quantities. There can be no assurance that the Somnoplasty System will be successfully commercialized or that the Company will achieve significant revenues. From its inception in 1996 through March 31, 1998, the Company had total revenues of approximately $4.6 million and incurred cumulative losses of approximately $19.9 million. The Company expects to significantly increase its spending over the next several years with respect to research and development efforts, clinical trials, manufacturing and sales and marketing and expects to incur significant additional losses for the foreseeable future.* Whether the Company can successfully manage the transition to a larger-scale commercial enterprise will depend upon a number of factors, including obtaining additional regulatory approvals and increasing its commercial manufacturing, sales and marketing capabilities, as well as establishing relationships with international distributors. The Company's inability to establish such capabilities and relationships would have a material adverse effect on its business, financial condition and results of operations.

     Additional Capital Requirements; No Assurance Future Capital Will Be Available. The Company has expended and will continue to expend substantial funds for research and development, clinical testing, planned clinical investigations, capital expenditures, manufacturing and marketing of its products.* The timing and amount of spending of such capital resources is difficult to predict accurately and will depend upon several factors, including the progress of its research and development efforts and planned clinical investigations, competing technological and market developments, the receipt of regulatory clearances or approvals, commercialization of products currently under development and market acceptance and demand for the Company's products.* To the extent required, the Company may seek to obtain additional funds through equity or debt financing, through collaborative or other arrangements with other companies and from other sources.* If additional funds are raised by issuing equity securities, dilution to stockholders could occur. There can be no assurance that additional financing will be available when needed or on terms acceptable to the Company. If adequate funds are not available, the Company could be required to delay development or commercialization of the Somnoplasty System for certain indications, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize for itself or to reduce the marketing, customer support or other resources devoted to certain of its products, each of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Need to Manage Growth and Expand Financial Capabilities. Significant future growth in the Company's sales and expansion in the scope of its operations, should they occur, may place considerable strain on the Company's management, financial, manufacturing and other capabilities, procedures and controls. In particular, the Company will be required in the near term to improve and expand its financial capabilities through the addition of qualified personnel and the enhancement of its financial reporting systems.* The Company hired a Chief Financial Officer in 1997 and is in the process of hiring additional financial, accounting and other personnel in 1998.* There can be no assurance that any existing or additional capabilities, procedures or controls will be adequate to support the Company's operations or that its capabilities, procedures or controls will be designed, implemented or improved in a timely and cost-effective manner. Failure to implement, improve and expand such capabilities, procedures and controls in an efficient manner could have a material adverse effect on the Company's business, financial condition and results of operations.

     Limited Regulatory Clearance; Dependence upon and Limited History of the Somnoplasty System. The Company's future success will depend upon the successful commercialization and market acceptance of the Somnoplasty System for the treatment of snoring and enlarged turbinates, and the successful development, regulatory clearances and/or approvals, commercialization and market acceptance of the Somnoplasty System for additional anticipated indications.* In the United States, the Company has begun producing and selling the Somnoplasty System for use in the reduction of tissue in the uvula and soft palate to treat snoring, and the reduction of tissue in the turbinates, but the Company has not received FDA clearance or approval to market its products for other indications, such as reduction of tissue in the base of the tongue or tonsils, or for use in the treatment of OSA, which may require reduction of tissue in several upper airway locations. The Company believes that its future success will depend upon the ability of physicians to use one or more of the Company's devices to treat individual or multiple indications, depending upon the patient's needs.* Consequently, if regulatory clearance or approval is not obtained for the Somnoplasty System with respect to any one of these indications, it could materially adversely affect the Company's business, financial condition and results of operations. Internationally, the Company received a CE Mark in June 1997 and the Therapeutic Goods Administration ("TGA") of Australia listing in July 1997, permitting the Company to commercialize the Somnoplasty System in those markets for the treatment of upper airway disorders. Although such approvals permit the Company to market its products for the treatment of snoring, enlarged turbinates, enlarged tonsils and OSA, the Company must continue to pass annual ISO 9001/EN 46001 quality system audits ("ISO 9001") in order to retain these international approvals. Failure to retain these approvals could have a material adverse effect on the Company's business, financial condition and results of operations. Other international markets, such as Japan, have their own regulatory approval processes, and there can be no assurance that these approvals will be obtained. Failure to obtain regulatory approval in other international markets could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     No Assurance of Market Acceptance. The Somnoplasty System utilizes the Company's proprietary RF ablation technology for the treatment of upper airway disorders. RF ablation in the upper airway is a new and novel development. Although the Company has received 510(k) clearance for use of the Somnoplasty System to treat snoring and enlarged turbinates, as well as a CE Mark and TGA listing for treatment of upper airway obstructions, market acceptance for these indications could be adversely affected by numerous factors, including the lack of availability of third-party reimbursement, cost of the procedure, clinical acceptance or effective physician training. The Company does not anticipate that patients will receive third-party reimbursement for use of the Somnoplasty System in the treatment of snoring.* In addition, should the Company receive regulatory clearance or approval for use of the Somnoplasty System to treat additional indications, market acceptance will depend, in large part, upon the availability of third-party reimbursement for each of those indications, which is not assured.* Market acceptance will also depend upon the Company's ability to demonstrate that the Somnoplasty System is an attractive alternative to existing procedures, which will depend upon physicians' evaluations of the clinical safety and efficacy, ease of use, reliability and cost-effectiveness of the Somnoplasty System in a clinical setting.* There can be no assurance that these products will adequately demonstrate these characteristics or that they will receive market acceptance among physicians. The Company believes that recommendations and endorsements by influential physicians will be essential to market acceptance of its products.* There can be no assurance that such recommendations or endorsements will be obtained. Broad use of the Somnoplasty System will require training for physicians on how to perform the Somnoplasty procedure and educating physicians regarding the advantages of the Somnoplasty System over currently available surgical and non-surgical approaches. The time required to complete such training and education could extend the sales cycle for the Company's products and delay or preclude commercial sales and market acceptance. If the Company is unable to achieve broad market acceptance of the Somnoplasty System for its current and anticipated indications, the Company's business, financial condition and results of operations would be materially adversely affected.

     Patient acceptance may be affected by numerous factors, including the possibility that the Somnoplasty procedure will require treatments on multiple occasions. The clinical data submitted by the Company to the FDA with its 510(k) notification for the uvula and soft palate indicated that patients may require anywhere from one to six treatments to significantly reduce snoring. The Company anticipates that most patients will require less treatments to reduce enlarged turbinates than required to reduce snoring.* The Company anticipates that most patients will only require one to three treatments to significantly reduce snoring.* Factors such as poor training of the treating physician or improper use of the Somnoplasty System by the treating physician could require more treatments. The need for multiple treatments and the associated increased cost of the procedure could have a significant adverse effect on patient acceptance and on the Company's business, financial condition and results of operations. Patient acceptance of the Somnoplasty System for the treatment of snoring, turbinate reduction, and other potential indications will also depend in part upon physician recommendations as well as other factors, including the effectiveness and reliability of the procedure as compared to existing surgical and non-surgical procedures.* There can be no assurance that the Somnoplasty System will be accepted by the patient community or that market demand for such system will be sufficient to allow the Company to achieve profitable operations. In addition, publicity arising from any adverse outcome or other problem occurring in the treatment of a Somnoplasty patient for any reason, particularly during the early phase of the commercialization of the Somnoplasty System, could materially adversely affect patient demand for the procedure. Failure of the Somnoplasty System, for whatever reason, to achieve significant patient acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

     Strategic and Distributor Relationships. The Company's future success will depend, in part, on its ability to enter into and successfully develop strategic and distributor relationships with other parties with respect to the marketing and distribution of its products.* For instance, in April 1997, the Company and Medtronic entered into a three-year agreement pursuant to which the Somnoplasty System will be distributed exclusively by Medtronic in the EU, Australia, Southeast Asia and certain other areas. The Company is currently seeking to enter into strategic or distributor relationships in other markets, such as Japan.* The success of the Company's current relationship with Medtronic, and prospects for future strategic or distributor relationships, will depend on the other parties' interests in the specific products involved and their willingness and ability to perform the role contemplated by the Company. The Company may have limited or no control over the resources that any particular strategic party or distributor devotes to its relationship with the Company. To date, the Company has generated approximately $824,000 of net revenue from its relationship with Medtronic. No shipments were made to Medtronic during the first quarter. Management is currently working with Medtronic management to establish a plan for execution in Europe.* However, there can be no assurance that its relationship with Medtronic, or the plan, will be successful.
Moreover, there can be no assurance that the Company will be successful in locating qualified parties with whom to enter into additional strategic or distributor relationships or that any such relationships can be maintained or will ultimately prove beneficial to the Company. In the event the Company is not successful in developing such additional relationships, or if such relationships or the Medtronic relationship were not to prove successful, the Company's business, financial condition and results of operations would be materially adversely affected.

     Limited Sales and Marketing Experience; Reliance on International Sales. The Company has only limited experience selling and marketing the Somnoplasty System for the treatment of snoring and enlarged turbinates, and selling and marketing its products in commercial quantities. The Company intends to sell the Somnoplasty System in the United States to private practices, clinics, hospitals and sleep centers through a direct sales force.* The Company currently has a small direct sales force that covers certain regions of the United States and intends to increase its sales and marketing force in the near future to accelerate commercialization of the Somnoplasty System throughout the United States.* There can be no assurance that the Company will be successful in building an effective sales and marketing force, that it will be cost-effective or that it will ultimately prove successful in selling the Somnoplasty System on a direct basis in the United States. Market acceptance of the Somnoplasty System will also require the Company to demonstrate that the cost of its products and procedures are competitive with currently available alternatives.* The use of the Somnoplasty System requires the healthcare provider to make an up-front investment in an RF generator. There can be no assurance that the Company will successfully generate sufficient demand for the Somnoplasty System at the prices at which it currently offers its generators and disposable devices. In the event the required investment were to preclude the Company from placing sufficient quantities of generators, the Company's ability to sell disposable devices would be limited, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company anticipates that a significant portion of its future revenues will relate to international sales of the Somnoplasty System through strategic and distributor relationships.* International sales of the Somnoplasty System are subject to numerous risks. Distribution, pricing and marketing structures, as well as regulatory requirements, vary significantly from country to country. Additionally, such sales can be adversely affected by limitations or disruptions caused by the imposition of government controls, export licenses, political instability, trade restrictions, changes in foreign tax laws or tariffs or other trade regulations, difficulties coordinating communications among and managing international operations, the risk that distributors will fail to effectively promote the Company's products and the risk of financial instability of distributors. Additionally, the Company's business, financial condition and results of operations may be adversely effected by fluctuations in overseas economic conditions and international currency exchange rates, as well as by increases in duty rates, difficulty in obtaining export licenses, constraints on its ability to maintain or increase prices and competition. There can be no assurance that the Company will be able to successfully commercialize the Somnoplasty System or any of its future products in any international market, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     Rapid Technological Change and Risk of Technological Obsolescence. The medical device industry is characterized by rapid and significant technological change. The Company's future success will depend in large part on the Company's ability to continue to respond to such changes. There can be no assurance that the Company will be able to respond to such changes or that new or improved competing products will not be developed that render the Somnoplasty System non-competitive. Product research and development will require substantial expenditures and will be subject to inherent risks, and there can be no assurance that the Company will be successful in developing or improving products that have the characteristics necessary to effectively treat particular upper airway obstructions or that any new products introduced will receive regulatory clearance or approval or will be successfully commercialized.

  Transition from 215 RF Generator to 615/S2 Generator. The Company currently purchases its 215 RF Generator as a finished assembly from a single-source supplier. The Company plans to discontinue selling the 215 RF Generator model during 1998.* The Company is currently developing the 615/S2 (hereinafter the "S2") Generator, which will be manufactured entirely by the Company with the same single-source supplier acting as the vendor for the RF subassembly.* There can be no assurance that the Company will not experience design or production issues as the Company commences such manufacturing activities. Management believes that the Company has procured adequate quantities of the 215 Generator model from the supplier to ensure demand for generators is met as the Company transitions from the 215 Generator. However, there can be no assurance that the Company has procured adequate quantities of the 215 RF Generator. In addition, there is no assurance that management would be able to procure additional 215 RF Generators should demand exceed supply.

     The Company plans to launch the S2 during the second quarter of 1998.* There can be no assurance that the RF subassembly obtained from the single-source supplier will continue to be available in adequate quantities or, if required, that the Company will be able to locate alternative sources of RF subassemblies on a timely and cost-effective basis. To date, the Company has not experienced significant adverse effects resulting from any shortage of RF subassemblies. However, there can be no assurance that the single-source supplier will meet the Company's future requirements for timely delivery of RF subassemblies of sufficient quality and in sufficient quantity. The RF subassemblies currently take several months to procure, and a significant increase of orders could lead to significant delays and generator shortages. Such delays or shortages, particularly as the Company scales up its manufacturing activities in support of direct U.S. sales and international distributor orders, would have a material adverse effect on its business, financial condition and results of operations. Management anticipates that the S2 Generator will be more expensive than the 215 Generator.* There can be no assurance that the Company will be able to successfully market and sell the S2 Generator. Further, there can be no assurance that the level of sales of the 215 Generator will not decline or that the Company will not experience increased levels of returns of the 215 Generator in anticipation of the launch of the S2 Generator.

     Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by security analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.

PART II  -  OTHER INFORMATION
-----------------------------

Item 6:  Exhibits and Reports on Form 8-K

     (a) There were no reports on Form 8-K during the quarter ended March 31, 1998.

      Exhibit 27.1 - Financial Data Schedule

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                       ---------------------------------


                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SOMNUS MEDICAL TECHNOLOGIES, INC.
                                             (Registrant)




Date:  May 5, 1998                  By:     /s/ Stuart D. Edwards
                                    -------------------------------
                                     Stuart D. Edwards
                                     Chief Executive Officer