Form 10-Q/A
period 1998-03-31
SOMNUS MEDICAL TECHNOLOGIES INC
filed 1998-05-14
CIK 1026405

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549

                                 FORM 10-Q/A


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

                               EXPLANATORY NOTE

     On May 5, 1998, Somnus Medical Technologies, Inc. (the "Company") filed its Report on Form 10-Q for the fiscal quarter ended March 31, 1998, with the Securities and Exchange Commission (the "Commission").

     The Company is now filing with the Commission its first amended Report on Form 10-Q/A. The sole purpose for filing this first amended Report on Form 10-Q is to amend Part II to include Item 2, "Changes in Securities and Use of Proceeds," in order to reflect the Company's use of proceeds from its initial public offering.

     For ease of reference, this first amended Report on Form 10-Q contains all of the information required to be set forth in a Report on Form 10-Q.

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
-----------------------------

Item 2:  Changes in Securities and Use of Proceeds

         From the date of the sale of securities under the Company's Registration Statement on Form S-1 (File No. 333-35401), which was declared effective on November 5, 1997 (the "Offering"), through March 31, 1998, the approximate amount of net proceeds used from the Offering were $2,200,000 for research and development, clinical trials and regulatory matters, $1,900,000 to manufacture product and further develop manufacturing expertise and capabilities, $2,900,000 to improve and expand financial capabilities, to enhance financial reporting systems, to expand sales and marketing efforts, and for other general corporate purposes and $300,000 for the acquisition of fixed assets. The Company has also made temporary investments in cash and cash equivalents of $36,500,000 .

         All amounts represent estimates of direct or indirect payments of amounts to third parties. No amounts were paid directly or indirectly for the above purposes to directors or officers of the Company, to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company. The use of proceeds described above do not represent a material change in the use of proceeds described in the Offering prospectus.

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



                                    SOMNUS MEDICAL TECHNOLOGIES, INC.
                                             (Registrant)




Date:  May 12, 1998                  By:     /s/ Stuart D. Edwards
                                    -------------------------------
                                     Stuart D. Edwards
                                     Chief Executive Officer