Form 10-Q
period 1998-06-30
SOMNUS MEDICAL TECHNOLOGIES INC
filed 1998-08-11
CIK 1026405

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON,  D.C.  20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1998


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes[X]   No[_]


As of July 31, 1998, 13,784,024 shares of the Registrant's Common Stock were outstanding.

                      SOMNUS MEDICAL TECHNOLOGIES, INC.
                                    INDEX

PART I.  FINANCIAL INFORMATION                                      Page
------------------------------                                      ----


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 1998 (unaudited) and December 31,1997...............3

         Condensed Consolidated Statements of Operations
         for the Three and Six month periods ended
         June 30, 1998 and 1997 (unaudited)...........................4

         Condensed Consolidated Statements of Cash
         Flows for the Six month periods ended
         June 30, 1998 and 1997 (unaudited)...........................5

         Notes to Interim Condensed Consolidated
         Financial Statements (unaudited).............................6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations................8


PART II.  OTHER INFORMATION
---------------------------


Item 2.  Changes in Securities and Use of Proceeds...................19

Item 4.  Submission of Matters to a Vote of Security Holders........ 19

Item 6.  Exhibits and Reports on Form 8-K............................19


Signatures...........................................................20

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

                            SOMNUS MEDICAL TECHNOLOGIES, INC.
                          Condensed Consolidated Balance Sheets
                                     (In thousands)


                                                 June 30, 1998           December 31, 1997
                                                  (Unaudited)                   (*)
                                              --------------------      --------------------
Assets
Current assets:
  Cash and cash equivalents                          $ 37,961                  $ 45,145
  Accounts receivable, net                              1,960                       662
  Inventories, net                                        346                       236
  Other current assets                                    357                       300
                                                   ----------                ----------
Total current assets                                   40,624                    46,343
Property and equipment, net                             1,772                     1,822
Other assets                                              112                        62
                                                   ----------                ----------
                                                     $ 42,508                  $ 48,227
                                                   ==========                ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $    584                  $  1,112
  Accrued compensation                                    905                       509
  Other accrued liabilities                             2,043                       986
                                                   ----------                ----------
Total current liabilities                               3,532                     2,607

Stockholders' equity:
  Common stock                                             14                        13
  Additional paid-in capital                           65,459                    64,782
  Deferred stock compensation                          (2,767)                   (3,321)
  Accumulated deficit                                 (23,730)                  (15,854)
                                                   ----------                ----------

Total stockholders' equity                             38,976                    45,620
                                                   ----------                ----------
                                                     $ 42,508                  $ 48,227
                                                   ==========                ==========

  (*)  Derived from audited financial statements.




                             See accompanying notes


                                                 SOMNUS MEDICAL TECHNOLOGIES, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited, in thousands, except per share data)



                                                 For the Three Months                  For the Six Months
                                                         Ended                                  Ended
                                           ---------------------------------     --------------------------------

                                               June 30,           June 30,           June 30,           June 30,
                                                 1998               1997               1998               1997
                                           --------------     --------------     --------------     --------------

Total revenues                                    $ 2,015            $   231            $ 3,700            $   231

Cost and expenses:
    Manufacturing start-up costs
     and costs of revenues                          1,300                684              2,624                957
    Research and development                        1,647              1,134              4,029              2,050
    Selling, general and administrative             3,399              1,208              5,993              1,942
                                           --------------     --------------     --------------     --------------
Total costs and expenses                            6,346              3,026             12,646              4,949
                                           --------------     --------------     --------------     --------------
Loss from operations                               (4,331)            (2,795)            (8,946)            (4,718)

Interest and other income                             529                137              1,072                239
Interest expense                                       (1)               (43)                (2)               (68)
                                           --------------     --------------     --------------     --------------

Net Loss                                          $(3,803)           $(2,701)           $(7,876)           $(4,547)
                                           ==============     ==============     ==============     ==============
Net loss per share:
    Basic and Diluted                             $ (0.28)           $ (1.07)           $ (0.58)           $ (1.82)
                                           ==============     ==============     ==============     ==============
Shares used in computing per share amounts:
    Basic and Diluted                              13,644              2,534             13,562              2,499
                                           ==============     ==============     ==============     ==============




                             See accompanying notes

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, In thousands)


                                                                                      FOR THE SIX MONTHS ENDED
                                                                                JUNE 30,                    JUNE 30,
                                                                                  1998                        1997
                                                                         ---------------------       --------------------
CASH FLOWS USED IN OPERATING ACTIVITIES                                             (7,876)                  $(4,547)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization of deferred compensation                                              1,137                       205
  Depreciation and amortization                                                        382                       263
  Net book value of property, plant and equipment retirements                          115                        -
  Changes in operating assets and liabilities:
    Other current assets                                                               (57)                     (119)
    Accounts receivable                                                             (1,298)                     (233)
    Inventories                                                                       (110)                       -
    Other assets noncurrent                                                            (50)                      (57)
    Accounts payable and accrued liabilities                                           528                       195
    Accrued employee benefits                                                          396                         5
                                                                         ---------------------       --------------------
Net cash used in operating activities                                               (6,833)                   (4,288)
                                                                         ---------------------       --------------------
CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures                                                                  (446)                   (1,415)
                                                                         ---------------------       --------------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net proceeds from issuance of preferred stock                                           -                      4,940
Net proceeds from issuance of common stock                                              95                         8
Repayment of shareholder loan                                                           -                          3
Proceeds from borrowings under lease line of credit                                     -                      1,165
Repayment of lease line of credit                                                       -                        (31)
                                                                         ---------------------       --------------------
Net cash provided by financing activities                                               95                     6,085
                                                                         ---------------------       --------------------
Net increase (decrease) in cash and cash equivalents                                (7,184)                      382
Cash and cash equivalents, beginning of period                                      45,145                     8,829
                                                                         ---------------------       --------------------
Cash and cash equivalents at end of period                                         $37,961                   $ 9,211
                                                                         =====================       ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                             $     2                   $    68

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES                      -                     1,165
Property and equipment acquired under lease line of credit                               -                     4,940

                             See accompanying notes

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The condensed consolidated balance sheet as of June 30, 1998, the condensed consolidated statements of operations for the three and six month periods ended June 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the three and six month periods ended June 30, 1998 and 1997, have been prepared by the Company, without audit, in accordance with generally accepted accounting principles, for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

     These condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1998.

NOTE 2 - REVENUE RECOGNITION
----------------------------

     The Company generally recognizes revenue at the time products are shipped. To date, no customers have been given stock rotation privileges. Product returns and sales allowances are estimated and provided for at the time of sale.

NOTE 3 - NET LOSS PER SHARE
---------------------------

     Basic and diluted earnings per share have been calculated using the weighted average common shares outstanding during the periods in accordance with Statement No. 128 "Earnings Per Share" issued by the Financial Accounting Standards Board and Securities and Exchange Commission Staff Accounting Bulletin
(SAB) No. 98.

     The Company has securities outstanding that could dilute basic earnings per share in the future that were not included in the computation of net loss per share in the periods presented as their effect is antidilutive.


NOTE 4 - INITIAL PUBLIC OFFERING
--------------------------------

     During the quarter ended December 31, 1997, the Company successfully completed its initial public offering (the "Offering"). The Offering generated net proceeds of approximately $37.9 million from the sale of 4,000,000 shares of Common Stock. Subsequent to the end of the quarter, the Company's underwriters exercised the over-allotment option, generating additional net proceeds of approximately $5.9 million from the sale of 600,000 shares of Common Stock. The proceeds from the Offering and over-allotment option have been used to fund operating activities.

     Concurrent with the closing of the Offering, the then holders of all of the Series A, B and C Preferred Stock (5,998,446 shares in total) converted their shares into the Company's Common Stock.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", issued by the FASB in June 1997. SFAS No.130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity. SFAS No.130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Comprehensive income is equal to net income as of June 30, 1998 and 1997.

     Effective January 1, 1998, the Company adopted FASB SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No.131 superseded SFAS 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No.131 establishes standards for the way that public business enterprises report selected information about operating segments in interim financial reports. SFAS No.131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No.131 had no impact on the Company's results of operations, financial position, or disclosure of segment information at June 30, 1998 or 1997.

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

     The Company has a limited history of operations that, to date, has consisted primarily of research and development, product engineering, seeking clearance of its products from the FDA, initial development of a direct sales force in the United States and internationally, and training Medtronic employees for distribution of the Somnoplasty System in the European Union ("EU"), Australia, Southeast Asia and certain other areas. The Company commercially introduced the Somnoplasty System internationally, through Medtronic, beginning in June 1997. One month later, after receiving 510(k) clearance for the use of the Somnoplasty System to treat snoring, the Company began direct sales of the Somnoplasty System in the United States.

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

     The Company is building a direct sales force to cover the United States, Europe and Canada. Presently the sales force consists of a Senior Vice President of Sales & Marketing, a Vice President of North American Sales, and a Vice President and General Manager of European Sales & Marketing, two regional sales managers and twelve sales representatives. The Company anticipates significant short-term expenditures in the development of its direct sales infrastructure.* The Company plans to hire direct sales representatives, in France, Germany, the UK and Italy, and to establish a network of distributors in other European countries.* Medtronic previously distributed the Company's products in Europe. Currently the Company and Medtronic are working cooperatively to transition product distribution rights back to Somnus. Additionally, the Company plans to enter into agreements for product distribution in Japan and other international markets.*

     As of June 30, 1998, the Company has incurred cumulative losses from inception of approximately $23,700,000. Moreover, the Company expects to incur significant additional operating losses over the next couple of years due to expanded research and development efforts, including expenses associated with the Company's patent portfolio, preclinical studies and clinical trials and the development of its manufacturing and sales and marketing capabilities.* The Company's limited operating history makes accurate prediction of future operating results difficult or impossible.

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

     The Company's business and financial results could be materially adversely affected in the event that the Company is unable to market the Somnoplasty System effectively, anticipate customer demand accurately or effectively manage new product launches, pricing and cost containment pressures in health care. The Company's operations and financial results could also be significantly affected by international factors, including oversight by numerous regulatory agencies, changes in foreign currency exchange rates and foreign economic and political conditions.

RESULTS OF OPERATIONS

     Total revenues. The Company's revenues for the three and six months ended June 30, 1998 (second quarter) are derived from sales of its Somnoplasty System, consisting of the 215 RF Generator, the S2 Generator, the SP 1000, SP 1010 and SP 1100 disposable devices, to private practices, hospitals, clinics and sleep centers. The Company's revenues for the three months ended June 30, 1998 and six months ended June 30, 1998 were approximately $2,015,000 and $3,700,000, respectively. Revenues of $231,000 were recorded for the three months ended June 30, 1997 and for the period from inception (January 19, 1996) to June 30, 1997 (prior-year period). During the three and six months ended June 30, 1998, net revenues were attributable to sales to customers principally in the United States. No shipments were made to Medtronic during the second quarter or six months ended June 30, 1998. The

Company expects that the sale of generators will constitute a significant percentage of the Company's total revenues in the near term as it builds an installed base of users.*

     Manufacturing start-up costs and costs of revenues. Manufacturing start-up costs and costs of revenues were $1,300,000 in the three months ended June 30, 1998 compared to $684,000, for the prior year period. For the six month period ended June 30, 1998, manufacturing start up costs were $2,624,000, compared to $957,000 for the prior-year period. Manufacturing start-up costs and costs of revenues consist of raw materials, subassemblies and completed electronics, quality assurance and warranty costs. The cost of product, salaries and employee related expenses, and the costs of establishing manufacturing capabilities account for the majority of the increase from 1997 to 1998. The Company believes that manufacturing start-up costs and costs of revenues will increase in absolute dollars but may fluctuate as a percentage of revenues.*

     Research and development expenses. Research and development costs for the three months ended June 30, 1998 were $1,647,000, compared to $1,134,000 for the prior-year period. For the Six months period ended June 30, 1998, research and development costs were $4,029,000, compared to $2,050,000 for the prior-year period. Research and development expenses are comprised of salaries, prototype development costs, costs associated with intellectual property, and clinical trial and regulatory approval expenses. The increases between the comparative periods reflects the increased expenditures incurred in the development of the Somnoplasty System, new development efforts for the generators and the disposable devices, initiation and expansion of clinical trials and expenses associated with regulatory approvals in the United States, the EU and Australia. Clinical trial and prototype costs for the second quarter and six months ended June 30, 1998 were approximately $350,000 and $1,350,000 as compared to approximately $450,000 and $900,000 in the prior-year periods, respectively. Patent legal expenses increased to approximately $170,000 and $422,000 in the three and six months ended June 30, 1998, compared to $80,000 and $126,000 in the prior year period, respectively. In addition, salaries and employee related expenses increased to $1,650,000 and $4,030,000 for the three and six months ended June 30, 1998, compared to $1,130,000 and $2,050,000 for the prior year periods, respectively. The 1998 expenses also include approximately $190,000 and $400,000 for the three and six month periods, respectively of non-cash stock compensation charges resulting from stock option grants, compared to $150,000 for each of the respective prior year periods.

     Selling, general and administrative. Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 1998 were $3,399,000, compared to $1,208,000 for the prior-year period. For the six month period ended June 30, 1998, SG&A was $5,993,000, compared to $1,942,000 for the prior-year period. SG&A expenses consist of executive salaries, professional fees, facilities overhead, accounting and human resources, general office administration expenses such as rent and facility costs. The increases in SG&A are primarily due to increased salaries and employee expenses of $970,000 and $1.8 million, due to increased headcount, increased travel costs of $290,000 and $680,000 incurred, costs of development of marketing literature and campaigns, an extensive ongoing public relations effort to promote the Somnoplasty System and additional market research into new product areas of approximately $290,000 and $450,000 for the three and six month periods, respectively. The three and six months ended June 30, 1998 also include expenses of $370,000 and $740,000 relating to non-cash stock compensation charges resulting from stock option grants and related to a change in the employment status of a company executive.

     Interest and other income, net. Interest and other income, net for the three months ended June 30, 1998 was $529,000, compared to $137,000 for the prior-year period. For the six month period ended June 30, 1998, interest and other income was $1,072,000, compared to

$239,000 for the prior-year period. The increases were attributable to interest income earned by the Company on an increased outstanding balance of cash and cash equivalents, invested from the proceeds of the IPO. Interest expense was $1,000 and $2,000 in the three and six months ended June 30, 1998, compared to $43,000 and $68,000 in the prior-year period, respectively. The decrease was due to the repayment of borrowings under the equipment lease line of credit.

     Net loss. The net loss for the three months ended June 30, 1998 was $3,803,000, compared to $2,701,000 for the prior-year period. For the six-month period ended June 30, 1998, the net loss was $7,876,000, compared to $4,547,000 for the prior-year period. The Company expects that its operating losses will continue for at least the next couple of years and may increase in the short term, as the Company continues to invest substantial resources in product development, manufacturing, sales and marketing and its infrastructure.*

NEW ACCOUNTING PRONOUNCEMENTS

     As of January 1, 1998, the Company adopted SFAS No.130, "Reporting Comprehensive Income." SFAS No.130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No.130 had no impact on the Company's net loss or stockholders' equity. SFAS No.130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which before adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Comprehensive income is equal to net income as of June 30, 1998 and 1997.

     Effective January 1, 1998, the Company adopted FASB SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No.131 superseded SFAS 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No.131 establishes standards for the way that public business enterprises report selected information about operating segments in interim financial reports. SFAS No.131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No.131 had no impact on the Company's results of operations, financial position, or disclosure of segment information at June 30, 1998 or 1997.

YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Management is in the process of working with its software vendors to ensure that the Company's internal systems are prepared for the year 2000. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant.* However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. The Company will implement an upgrade in 1999 to its management information system that the Company believes will be year 2000 compliant.* Any year 2000 compliance problem of either the Company or its suppliers, partners or customers, could materially adversely affect the Company's business, results of operations, cash flows, financial condition and prospects.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception through June 30, 1998, the Company has financed its operations primarily through the private placement of equity securities, bank loans, lease lines of credit, stockholder loans and its November 1997 IPO. From inception, the Company raised approximately $16,400,000 in net proceeds from private equity financings. The Company raised an additional $43,756,000 from its IPO, net of costs of $4,540,000.

     Cash and cash equivalents at June 30, 1998 were $37,961,000 compared to $45,145,000 at December 31, 1997.

     Net cash used in operating activities was approximately $6,833,000 for the six months ended June 30, 1998, compared to $4,288,000 for the prior-year period. Net cash used in operating activities differs from the Company's net loss for these comparison periods primarily due to non-cash charges associated with the amortization of deferred compensation and the depreciation of property and equipment offset partially by an increase in accounts receivable as the Company commenced sales of its products. Net cash used in investing activities was approximately $446,000 for the six months ended June 30, 1998, compared to $1,415,000 for the prior-year periods. The net cash used in investing activities was primarily attributable to capital expenditures during these periods. Net cash provided by financing activities was approximately $95,000 for the six months ended June 30, 1998 and $6,085,000 for the prior-year periods, respectively, net cash provided by financing activities is attributable primarily to the exercise of options, and borrowings under a lease line of credit.

     The Company has recorded deferred stock compensation expense for the difference between the exercise price and the deemed fair value for financial statement presentation purposes of the Company's Common Stock, as determined by the Board of Directors, for certain options granted and related to the change in employment status of a company executive. The total unamortized deferred stock compensation at June 30, 1998 is $2,767,000. The Company amortized deferred compensation expenses of approximately $1,137,000 in the six months ended June 30, 1998 compared to $205,000 for the respective 1997 period. The remainder of the deferred stock compensation will be amortized over the corresponding vesting period of each respective option, which is generally four years from date of original issuance.

     At June 30, 1998, the Company's principal sources of liquidity consisted of $37,961,000 in cash and cash equivalents. There were no other material unused sources of liquid assets at June 30, 1998.

     The Company currently anticipates that its capital expenditure requirements will be approximately $2.0 million for the next twelve months.* These requirements relate primarily to the acquisition of computer hardware and software and for additional leasehold improvements to handle anticipated headcount additions.*

     The Company anticipates that its existing resources will enable the Company to maintain its current and planned operations through the next twelve months.* However, there can be no assurance that the Company will not require additional funding prior to such time. The Company's future capital requirements will depend on many factors, including the ability of the Company to establish and maintain strategic distributor relationships, the time and cost in obtaining regulatory approvals, competing technological and market developments, the cost of manufacturing and other factors. There can be no assurance that additional financing to meet the Company's funding requirements will be available as needed. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research or development programs or to relinquish rights to products at an earlier stage of development or on less favorable terms than the Company would otherwise seek to obtain. The failure of the Company to raise capital when needed would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Limited Operating History; Absence of Profitability. The Company was incorporated in January 1996 and has a limited history of operations that, to date, has consisted primarily of research and development, product engineering, seeking clearance of its products from the FDA, initial development of a direct sales force in the United States and training Medtronic employees for distribution of the Somnoplasty System in the EU, Australia, Southeast Asia and certain other areas. Currently, the Company and Medtronic are working cooperatively to transition European product distributor rights back to the Company, and the Company is in the process of establishing a direct European sales force. The Company commercially introduced the Somnoplasty System internationally, through Medtronic, beginning in June 1997. One month later, after receiving 510(k) clearance for the use of the Somnoplasty System to treat snoring, the Company began direct sales of the Somnoplasty System in the United States. In December 1997, the Company received 510(k) clearance to use the Somnoplasty System for the treatment of enlarged turbinates associated with chronic rhinitis. The Company began direct sales of the device for treating enlarged turbinates in the first quarter of 1998. The Company has generated only limited revenues from sales of the Somnoplasty System and does not have experience in manufacturing, selling or marketing its products in large, commercial quantities. There can be no assurance that the Somnoplasty System will be successfully commercialized or that the Company will achieve significant revenues. From its inception in 1996 through June 30, 1998, the Company had total revenues of approximately $6.3 million and incurred cumulative losses of approximately $23.7 million. The Company expects to significantly increase its spending over the next several years with respect to research and development efforts, clinical trials, manufacturing and sales and marketing and expects to incur significant additional losses for the foreseeable future.* Whether the Company can successfully manage the transition to a larger-scale commercial enterprise will depend upon a number of factors, including obtaining additional regulatory approvals and increasing its commercial manufacturing, sales and marketing capabilities, as well as establishing relationships with international distributors. The Company's inability to establish such capabilities and relationships would have a material adverse effect on its business, financial condition and results of operations.

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

     Need to Manage Growth and Expand Financial Capabilities. Significant future growth in the Company's sales and expansion in the scope of its operations, should they occur, may place considerable strain on the Company's management, financial, manufacturing and other capabilities, procedures and controls. In particular, the Company will be required in the near term to improve and expand its financial capabilities through the addition of qualified personnel and the enhancement of its financial reporting systems.* There can be no assurance that any existing or additional capabilities, procedures or controls will be adequate to support the Company's operations or that its capabilities, procedures or controls will be designed, implemented or improved in a timely and cost-effective manner. Failure to implement, improve and expand such capabilities, procedures and controls in an efficient manner could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Strategic and Distributor Relationships. The Company's future success will depend, in part, on its ability to enter into and successfully develop strategic and distributor relationships with other parties with respect to the marketing and distribution of its products.* The Company is currently seeking to enter into strategic or distributor relationships with other markets, such as Japan.* The success of the Company's future strategic or distributor relationships, will depend on the other parties' interests in the specific products involved and their willingness and ability to perform the role contemplated by the Company. The Company may have limited or no control over the resources that any particular strategic party or distributor devotes to its relationship with the Company. Currently the Company and Medtronic are working cooperatively to transition European product distribution rights back to the Company, and the Company is in the process of establishing a direct European sales force. To date, the Company has generated approximately $800,000 of net revenue from its relationship with Medtronic. No shipments were made to Medtronic during the six months ended June 30, 1998. Moreover, there can be no assurance that the Company will be successful in locating qualified parties with whom to enter into additional strategic or distributor relationships or that any such relationships can be maintained or will ultimately prove beneficial to the Company. In the event, the Company is not successful in developing such additional relationships, or if such relationships do not prove to be successful, the Company's business, financial condition and results of operations would be materially adversely affected.

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

     Transition from 215 RF Generator to 615/S2 Generator. The Company has purchased its 215 RF Generator as a finished assembly from a single-source supplier. The Company plans to discontinue selling the 215 RF Generator model during 1998.* The 615/S2 (hereinafter the "S2") Generator, which is manufactured entirely by the Company and has the same single-source supplier acting as the vendor for the RF subassembly.* There can be no assurance that the Company will not experience design or production issues as the Company commences such manufacturing activities. Management believes that the Company has procured adequate quantities of the 215 Generator model from the supplier to ensure demand for generators is met as the Company transitions from the 215 Generator. However, there can be no assurance that the Company has procured adequate quantities of the 215 RF Generator. In addition, there is no assurance that management would be able to procure additional 215 RF Generators should demand exceed supply.

     The Company launched the S2 during the second quarter of 1998.* There can be no assurance that the RF subassembly obtained from the single-source supplier will continue to be available in adequate quantities or, if required, that the Company will be able to locate alternative sources of RF subassemblies on a timely and cost-effective basis. To date, the Company has not experienced significant adverse effects resulting from any shortage of RF subassemblies. However, there can be no assurance that the single-source supplier will meet the Company's future requirements for timely delivery of RF subassemblies of sufficient quality and in sufficient quantity. The RF subassemblies currently take several months to procure, and a significant increase of orders could lead to significant delays and generator shortages. Such delays or shortages, particularly as the Company scales up its manufacturing activities in support of direct U.S. sales and international distributor orders, would have a material adverse effect on its business, financial condition and results of operations. The S2 Generator is more expensive than the 215 Generator. There can be no assurance that the Company will be able to successfully market and sell the S2 Generator. Further, there can be no assurance that the Company will not experience increased levels of returns of the 215 Generator as a result of the launch of the S2 Generator.


     Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by security analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.

PART II  -  OTHER INFORMATION
-----------------------------


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     From the date of the sale of securities under the Company's Registration Statement on Form S-1 (File No. 333-35401), which was declared effective on November 5, 1997 (the "Offering"), through June 30, 1998, the approximate amount of net proceeds used from the Offering were $3.4 million for research and development, clinical trials and regulatory matters, $2.7 million to manufacture product and further develop manufacturing expertise and capabilities, $5.6 million to improve and expand financial capabilities, to enhance financial reporting systems, to expand sales and marketing efforts, and for other general corporate purposes and $504,000 for the acquisition of fixed assets. The Company has also made temporary investments in cash and cash equivalents of $31.6 million.

     All amounts represent estimates of direct or indirect payments of amounts to third parties. No amounts were paid directly or indirectly for the above purposes to directors or officers of the Company other than in the ordinary course of business (as reflected above in the amounts used for general corporate purposes), to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company. The use of proceeds described above do not represent a material change in the use of proceeds describe in the Offering prospectus.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company solicited proxies for an annual meeting of stockholders on May 20, 1998 to all of the Company's stockholders.

     The election of all directors was conducted and the following nominees were elected: David L. Douglass and David B. Musket. The vote with respect to each nominee was as follows:

                               Votes             Votes
     Name                       For             Withheld
-----------------          -------------      -------------
David L. Douglass            9,636,775           436,057
David B. Musket              9,736,975           335,551


     The Company's 1996 Stock Plan was amended and the number of shares of Common Stock reserved for issuance under the plan was increased by 500,000 to 3,600,000 with 7,488,746 votes in favor, 2,574,847 votes against and 9,233 abstentions.

     Ernst & Young LLP was ratified as the independent auditors of the Company for the fiscal year ending December 31, 1998 with 10,068,630 votes in favor, 2,040 votes against and 2,156 abstentions.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a) There were no reports on Form 8-K during the quarter ended June 30, 1998.

        Exhibit 27.1 - Financial Data Schedule

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                       ---------------------------------


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          SOMNUS MEDICAL TECHNOLOGIES, INC.
                                   (Registrant)




Date:  August 10, 1998             By:     /s/ Stuart D. Edwards
                                  -------------------------------
                                   Stuart D. Edwards
                                   Chief Executive Officer


                                   By:   /s/  Robert D. McCulloch
                                  --------------------------------
                                   Robert D. McCulloch
                                   Vice President of Finance
                                   Chief Financial Officer
                                   (principal financial and accounting officer)