Form 10-Q
period 1998-09-30
SOMNUS MEDICAL TECHNOLOGIES INC
filed 1998-11-13
CIK 1026405

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                 (408) 773-9121
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

As of October 31, 1998, 13,886,049 shares of the Registrant's Common Stock were outstanding.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                                     INDEX

PART I.  FINANCIAL INFORMATION                                            PAGE
------------------------------                                            ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30,
         1998 (unaudited) and December 31, 1997..............................3

         Condensed Consolidated Statements of Operations for the
         Three and Nine month periods ended September 30, 1998 and 1997
         (unaudited).........................................................4

         Condensed Consolidated Statements of Cash Flows for the Nine
         month periods ended September 30, 1998 and 1997 (unaudited).........5

         Notes to Condensed Consolidated Financial Statements (unaudited)....6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................9

PART II.  OTHER INFORMATION
---------------------------

Item 2.  Changes in Securities and Use of Proceeds..........................21

Item 6.  Exhibits and Reports on Form 8-K...................................21

Signatures..................................................................22

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                            SEPTEMBER 30, 1998        DECEMBER 31, 1997
                                                                   (UNAUDITED)                      (*)
                                                            ------------------        -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                           $ 35,917                  $ 45,145
  Accounts receivable, net                                               1,744                       662
  Inventories, net                                                         875                       236
  Other current assets                                                     286                       300
                                                         ---------------------      --------------------
Total current assets                                                    38,822                    46,343
Property and equipment, net                                              1,742                     1,822
Other assets                                                                84                        62
                                                         ---------------------      --------------------
                                                                      $ 40,648                  $ 48,227
                                                         =====================      ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $  1,183                  $  1,112
  Accrued compensation                                                   1,414                       509
  Other accrued liabilities                                              2,668                       986
                                                         ---------------------      --------------------
Total current liabilities                                                5,265                     2,607

Stockholders' equity:
  Common stock                                                              14                        13
  Additional paid-in capital                                            65,103                    64,782
  Deferred stock compensation                                           (1,716)                   (3,321)
  Accumulated deficit                                                  (28,018)                  (15,854)
                                                         ---------------------      --------------------
Total stockholders' equity                                              35,383                    45,620
                                                         ---------------------      --------------------
                                                                      $ 40,648                  $ 48,227
                                                         =====================      ====================

(*)  Derived from audited financial statements.

                            See accompanying notes

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)


                                                    For the Three Months Ended            For the Nine Months Ended
                                                 -------------------------------       -------------------------------
                                                    Sept. 30,          Sept. 30,          Sept. 30,          Sept. 30,
                                                         1998               1997               1998               1997
                                                 ------------       ------------       ------------       ------------
Total revenues                                       $ 2,331            $   868           $  6,031            $ 1,100

Cost and expenses:
    Manufacturing start-up costs
     and costs of revenues                             1,365              1,010              3,989              1,969
    Research and development                           1,963              2,044              5,992              4,095
    Selling, general and administrative                3,759              2,398              9,752              4,339
                                                 -----------        -----------        -----------        -----------
Total costs and expenses                               7,087              5,452             19,733             10,403
                                                 -----------        -----------        -----------        -----------
Loss from operations                                  (4,756)            (4,584)           (13,702)            (9,303)

Interest and other income                                469                113              1,541                352
Interest expense                                          (1)               (53)                (3)              (120)
                                                 -----------        -----------        -----------        -----------
Net Loss                                             $(4,288)           $(4,524)          $(12,164)           $(9,071)
                                                     =======            =======           ========            =======
Net loss per share:
    Basic and Diluted                                $ (0.31)           $ (1.67)          $  (0.89)           $ (3.53)
                                                     =======            =======           ========            =======
Shares used in computing per share amounts:
    Basic and Diluted                                 13,804              2,704             13,642              2,567
                                                     =======            =======           ========            =======

                             See accompanying notes

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, In thousands)

                                                                                      FOR THE NINE MONTHS ENDED
                                                                                SEPT. 30,                    SEPT. 30,
                                                                                     1998                         1997
                                                                          ---------------              ---------------
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss                                                                         $(12,164)                     $(9,071)
Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization of deferred compensation                                             1,766                          679
  Depreciation and amortization                                                       612                          381
  Net book value of property, plant and equipment retirements                         115                          476
  Changes in operating assets and liabilities:
    Other current assets                                                               13                           12
    Accounts receivable                                                            (1,082)                        (346)
    Inventories                                                                      (639)                        (117)
    Other assets noncurrent                                                           (23)                        (360)
    Accounts payable and other accrued liabilities                                  1,752                        1,342
    Accrued employee compensation                                                     905                          236
                                                                         ----------------             ----------------
Net cash used in operating activities                                              (8,745)                      (6,768)
                                                                         ----------------             ----------------
CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures                                                                 (646)                      (1,715)
                                                                         ----------------             ----------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net proceeds from issuance of preferred stock                                           -                        4,940
Net proceeds from issuance of common stock                                            163                           53
Repayment of shareholder loan                                                           -                            3
Proceeds from borrowings under lease line of credit                                     -                        1,702
Repayment of lease line of credit                                                       -                          (31)
                                                                         ----------------             ----------------
Net cash provided by financing activities                                             163                        6,667
                                                                         ----------------             ----------------
Net decrease in cash and cash equivalents                                          (9,228)                      (1,816)
Cash and cash equivalents, beginning of period                                     45,145                        8,829
                                                                         ----------------             ----------------
Cash and cash equivalents at end of period                                       $ 35,917                     $  7,013
                                                                         ================             ================

                             See accompanying notes

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The condensed consolidated balance sheet as of September 30, 1998, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1998 and 1997, have been prepared by the Company, without audit, in accordance with generally accepted accounting principles, for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1998 and results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

     These condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1998.

NOTE 2 - REVENUE RECOGNITION
----------------------------

     The Company generally recognizes revenue at the time products are shipped or, for sales which are financed through third parties, upon acceptance from a third party leasing company of a customer lease and the related equipment. For shipments to distributors made under agreements that do not provide for right of return or price protection, revenue is generally recognized upon shipment. Allowances for product returns are provided for at the time of revenue recognition.

NOTE 3 - INVENTORIES
--------------------

(In thousands)                           SEPTEMBER 30, 1998      DECEMBER 31, 1997
                                                (UNAUDITED)
Raw Materials                                          $422                    $ 71
Work in Process                                          46                      77
Finished Goods                                          407                      88
                                       --------------------------------------------
                                                       $875                    $236
                                       ============================================

NOTE 4 - NET LOSS PER SHARE
---------------------------

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

NOTE 5 - INITIAL PUBLIC OFFERING
--------------------------------

     During the quarter ended December 31, 1997, the Company successfully completed its initial public offering (the "Offering"). The Offering generated net proceeds of approximately $37.9 million from the sale of 4,000,000 shares of Common Stock. Subsequent to the end of such quarter, the Company's underwriters exercised the over-allotment option, generating additional net proceeds of approximately $5.9 million from the sale of 600,000 shares of Common Stock. The proceeds from the Offering and over-allotment option are being used to fund operating activities.

     Concurrent with the closing of the Offering, the then holders of all of the Series A, B and C Preferred Stock (5,998,446 shares in total) converted their shares into the Company's Common Stock.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", issued by the FASB in June 1997. SFAS No.130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity. SFAS No.130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Comprehensive income is equal to net income for the three and nine month periods ended September 30, 1998 and 1997.

     Effective January 1, 1998, the Company adopted FASB SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No.131 superseded SFAS 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No.131 establishes standards for the way that public business enterprises report selected information about operating segments in interim financial reports. SFAS No.131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No.131 had no impact on the Company's results of operations, financial position, or disclosure of segment information through September 30, 1998.

NOTE 7 - OPTION EXCHANGE PROGRAM
--------------------------------

     On September 18, 1998, the Company effected an option exchange program to allow employees (excluding executive officers) to exchange 436,168 options to purchase shares with an exercise price between $7.50 and $10.75 for options with an exercise price of $3.375 (the fair value of the Company's stock on September 18, 1998). Under the terms of this program, no portion of any repriced option is exercisable until September 18, 1999.

NOTE 8 - SUBSEQUENT EVENTS
--------------------------

     In October 1998, the Company announced that its board of directors has authorized a stock repurchase program permitting the purchase of up to 1,000,000 shares, at up to $5.00 per share, of its common stock in the open market. To date, no shares have been repurchased by the Company.

     In November 1998, the Company announced the appointment of a new Chief Executive Officer (CEO) and that the current CEO will remain as the Chief Technical Officer (CTO) and Chairman of the Board, effective January 1, 1999. As a result of this a one time charge, which is currently estimated to be approximately $300,000 to $500,000, will be incurred in the fourth quarter.

     In November 1998, the Company announced the adoption of a Preferred Shares Purchase Agreement (the agreement). Pursuant to the agreement, there will be a dividend distribution of one Preferred Share Purchase Right on each outstanding share of the Company's Common Stock, commencing on November 18, 1998. Each right will entitle stockholders to buy one one-thousandth of a share of the Company's Series A Participating Preferred Stock at an exercise price of $18.00. The Rights will become exercisable following the tenth day after a person or group announces acquisition of, or commencement of a tender offer which would result in the consumption of 15% or more of the Company's Common Stock. Subject to certain restrictions, the Company will be entitled to redeem the Rights at $0.001 per Right at any time before they become exercisable. Subject to certain restrictions, at any time after an event triggering exercisability of the Rights at a discounted price and prior to the acquisition by the acquiring person of 50% or more of the outstanding Common Stock, the Board of Directors of the Company may exchange the Rights (other than those owned by the acquiring person or its affiliates) for Common Stock or the Company at an exchange ratio of one share of Common Stock per Right.

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

OVERVIEW

     Somnus designs, develops, manufactures and markets innovative medical devices that utilize its proprietary RF technology for the treatment of upper airway disorders. The Company's Somnoplasty/SM/ System provides physicians with a suite of products designed to offer minimally invasive, curative treatment alternatives for disorders of the upper airway, including obstructive sleep apnea (OSA), snoring and enlarged turbinates.

     The Company has a limited history of operations that, to date, has consisted primarily of research and development, product engineering, seeking clearance of its products from the Food & Drug Administration (FDA), initial development of a direct sales force in the United States and internationally, and training international distributor employees for distribution of the Somnoplasty System in the European Union (EU), Australia, Southeast Asia and certain other areas. The Company commercially introduced the Somnoplasty System internationally, through Medtronic, beginning in June 1997. One month later, after receiving 510(k) clearance from the FDA for the use of the Somnoplasty System to treat snoring, the Company began direct sales of the Somnoplasty System in the United States. The Company has since received FDA clearance to treat enlarged turbinates, in December 1997, and OSA, in November 1998. During the quarter the Company terminated its relationship with Medtronic and established a European headquarters in the Netherlands. While the Company completes the process of identifying potential distribution partners, an interim relationship with Entermed B.V. has been established to distribute the Company's products throughout Europe.*

     The Company anticipates continuing to hire additional financial accounting personnel to meet increasing demands of its business and to strengthen the Company's management capability.* The Company also plans to continue to hire additional management and engineering personnel to support and develop manufacturing expertise and large scale manufacturing capacity expansion as required to support the anticipated growth of the Company.* Additionally, the Company will invest in further production equipment, vertical integration and facility expansion to reduce manufacturing costs, reduce manufacturing cycle time and increase production capacity.* These hires and capital expenditures will require operating capital on an ongoing basis.* The Company will continue to expand its internal reporting capabilities and implement appropriate systems to properly manage its business.*

     This current and anticipated significant growth of the Company's personnel, sales and scope of operations may place considerable strain on the Company's management, financial, manufacturing and other capabilities, procedures and controls. There can be no assurance that any existing or additional capabilities, procedures or controls will be adequate to support the Company's operations or that its capabilities, procedures or controls will be designed, implemented or improved in a timely and cost-effective manner. Failure to implement, improve and expand such capabilities, procedures and controls in an efficient manner could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is building a direct sales force to cover the United States, Europe and Canada. Presently the sales force consists of a Vice President of North American Sales, two domestic regional sales managers and twelve domestic sales representatives. During the quarter the Company hired a Vice President and General Manager of European Sales & Marketing and direct sales representatives covering France, Germany, the Netherlands and Belgium to manage distributors in European countries.* Medtronic previously distributed the Company's products in Europe. The Company and Medtronic have cooperatively transitioned product distribution rights back to Somnus. Additionally, the Company plans to enter into agreements for product distribution in Japan and other international markets.* The Company anticipates significant short-term expenditures in the development of its direct sales infrastructure.*

     As of September 30, 1998, the Company has incurred cumulative losses from inception of approximately $28,018,000. Moreover, the Company expects to incur significant additional operating losses over the next couple of years primarily due to the development of its manufacturing and sales and marketing capabilities along with ongoing research and development efforts, including expenses associated with the Company's patent portfolio.* The Company's limited operating history makes accurate prediction of future operating results difficult or impossible.

     Future revenues and results of operations may fluctuate significantly from quarter to quarter or year to year and will depend upon numerous factors, including the extent to which the Company's products gain market acceptance, the scale-up of manufacturing capabilities, the expansion of sales and marketing activities, competition, the timing and success of new product introductions by the Company or its competitors, the timing of regulatory clearances or approvals of those new products and the ability of the Company to market its products in the United States and internationally. Accordingly, interim period comparisons of the Company's operating results are not necessarily meaningful and should not be relied upon as indicators of likely future performance or annual operating results.

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

RESULTS OF OPERATIONS

     Total revenues. The Company's revenues for the three and nine months ended September 30, 1998 (third quarter) are derived primarily from sales of its Somnoplasty System, consisting of the 215 RF Generator, the S2 Generator, the SP 1000, SP 1010 and SP 1100 disposable devices, to private practices, hospitals, clinics and sleep centers. The Company's revenues for the three and nine month periods ended September 30, 1998 were approximately $2,331,000 and $6,031,000, respectively. Revenues of $868,000 and $1,100,000 were recorded for the three and nine month periods ended September 30, 1997. During the three and nine months ended September 30, 1998, and the comparable periods of 1997, net revenues were attributable to sales to customers principally in the United States. The Company expects that the sale of generators will constitute a significant percentage of the Company's total revenues in the near term as it builds an installed base of users.*

     Manufacturing start-up costs and costs of revenues. Manufacturing start-up costs and costs of revenues were $1,365,000 in the three months ended September 30, 1998 compared to $1,010,000, for the prior year period. For the nine month period ended September 30, 1998, manufacturing start up costs were $3,989,000, compared to $1,969,000 for the prior-year period. Manufacturing start-up costs and costs of revenues consist of raw materials, subassemblies and completed electronics, quality assurance and warranty costs. The cost of product, salaries and employee related expenses, and the costs of establishing manufacturing capabilities account for the majority of the increase from 1997 to 1998. The Company believes that manufacturing start-up costs and costs of revenues will increase in absolute dollars but may fluctuate as a percentage of revenues.*

     Research and development expenses. Research and development costs for the three months ended September 30, 1998 were $1,963,000, compared to $2,044,000 for the prior-year period. For the nine months period ended September 30, 1998, research and development costs were $5,992,000, compared to $4,095,000 for the prior-year period. Research and development expenses are comprised of salaries, prototype development costs, costs associated with intellectual property, and clinical trial and regulatory approval expenses.

     Expense levels between the comparative three month periods were comparable and reflect the ongoing expenditures incurred in the development and refinement of the Somnoplasty System, including generators and disposable devices. The increase in expenses for the nine month period indicates increased patent legal expenses of approximately $600,000 versus $246,000 in the prior year period, increased consulting fees of $795,000 from $336,000 in the prior year period, higher level of general infrastructure costs, including facilities costs incurred in 1998 of $700,000, and increased salaries and employee related expenses of $1,934,000 compared to $1,241,000 for the prior year period. Included in the 1998 employee related expenses is approximately $606,000 of non-cash stock compensation charges resulting from stock option grants, compared to $341,000 for the prior year period. These additional expenses were partially offset by a lower requirement for clinical trial and prototype costs of approximately $1,180,000 as compared to approximately $1,726,000 in the prior year period.

     Selling, general and administrative. Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 1998 were $3,759,000, compared to $2,398,000 for the prior-year period. For the nine month period ended September 30, 1998,

SG&A was $9,752,000, compared to $4,339,000 for the prior-year period. SG&A expenses consist of executive salaries, professional fees, facilities overhead, accounting and human resources, general office administration expenses such as rent and facility costs.

     The increases in SG&A are primarily due to increased salaries and employee expenses of $1,894,000 and $4,995,000 for the three and nine months ended September 30, 1998, compared to $917,000 and $1,568,000, for the prior year periods, respectively, due to increased headcount, higher levels of commission on higher sales volumes, the European office and a one time charge in connection with the severance of the Company's former Chief Financial Officer. Employee expenses also include expenses of $422,000 and $1,159,000 for the three and nine months ended September 30, 1998, increased from $275,000 and $332,000 for the prior year periods, respectively, relating to non-cash stock compensation charges resulting from stock option grants and related to a change in the employment status of a company executive. Increased selling expenses included commissions, travel and entertainment costs of $249,000 and $658,000 for the three and nine months ended September 30, 1998, versus $38,000 and $55,000 for the prior year periods, respectively and sales samples costs incurred in 1998 of $313,000. Costs of development of marketing literature and campaigns, tradeshow attendance, and an extensive ongoing public relations effort to promote the Somnoplasty System totaled approximately $442,000 and $1,018,000 for the three and nine months ended September 30, 1998, compared to $235,000 and $448,000 for the prior year periods, respectively.

     Interest and other income, net. Interest and other income, net for the three months ended September 30, 1998 was $468,000, compared to $60,000 for the prior-year period. For the nine month period ended September 30, 1998, interest and other income was $1,538,000, compared to $1,072,000 for the prior-year period. The increases were attributable to interest income earned by the Company on an increased outstanding balance of cash and cash equivalents, invested from the proceeds of the IPO. Interest expense was $1,000 and $3,000 in the three and nine months ended September 30, 1998, compared to $53,000 and $117,000 in the prior-year period, respectively. The decrease was due to the repayment of borrowings under the equipment lease line of credit.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. This may result in software failures or the creation of erroneous results.

     The Company is in the process of assessing its exposure to the Year 2000 problem. The Company is upgrading its current third party software for Year 2000 compliance. While the Company believes it has made progress in resolving known Year 2000 issues, sufficient testing has not been completed to fully validate the readiness of the Company's systems. Additional testing and upgrades are planned during fiscal 1999 to reasonably ensure Year 2000 compliance.*

     The Company is also assessing the possible effect on its operations of the Year 2000 readiness of critical suppliers of products and services. The Company's reliance on its key suppliers, and therefore on the proper functioning of their information systems and software, is increasing, and there can be no assurance that another company's failure to address Year 2000 issues could not have an adverse effect on the Company.

     Although it is difficult to estimate the total Year 2000 project costs, the Company's preliminary estimate is that such costs will total approximately $100,000, * which is not material to the Company's business operations or financial condition. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. The Company has incurred approximately $50,000 through September 30, 1998 on this project. There can be no assurance that these costs will not be material to the Company or that the Company will be able to resolve in a timely manner any issues that may arise. The expenses of the Year 2000 project are being funded from existing cash reserves and through operating cash flows.

     The Company has not yet fully developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations. Development of contingency plans is planned to take place during the first half of fiscal 1999. * There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in the year 2000. The failure of the Company to develop and implement, if necessary, an appropriate contingency plan could have a material impact on the operations of the Company. Finally, the Company is also vulnerable to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

     The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to Year 2000 compliance issues. However, since the assessment process is ongoing, Year 2000 compliance complications are not fully known, and potential liability issues are not clear, the full potential impact of the Year 2000 on the Company is not known at this time.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception through September 30, 1998, the Company has financed its operations primarily through the private placement of equity securities, bank loans, lease lines of credit, stockholder loans and its November 1997 IPO. From inception, the Company raised approximately $16,400,000 in net proceeds from private equity financings. The Company raised an additional $43,756,000 from its IPO, net of costs of $4,540,000.

     Cash and cash equivalents at September 30, 1998 were $35,917,000 compared to $45,145,000 at December 31, 1997.

     Net cash used in operating activities was approximately $8,745,000 for the nine months ended September 30, 1998, compared to $6,768,000 for the prior-year period. Net cash used in operating activities differs from the Company's net loss for these comparison periods primarily due to non-cash charges associated with the amortization of deferred compensation, the depreciation of property and equipment, and the increase in accounts payable and related accruals. These sources of funds were offset partially by an increase in accounts receivable and inventory, as the Company increases sales of its products and moves more of the manufacturing operations in-house. Net cash used in investing activities was approximately $646,000 for the nine months ended September 30, 1998, compared to $1,715,000 for the prior-year periods, the net cash used in investing activities was primarily attributable to capital expenditures during these periods. Net cash provided by financing activities was approximately $162,000 for the nine months ended September 30, 1998 and $6,667,000 for the prior-year periods, respectively. Net cash provided by financing activities in 1998 is attributable primarily to the exercise of options. The nine months ended September 30, 1997 included primarily the issuance of preferred stock and borrowings under a lease line of credit.

     The Company has recorded deferred stock compensation expense for the difference between the exercise price and the deemed fair value for financial statement presentation purposes of the Company's Common Stock, as determined by the Board of Directors, for certain options granted and related to the severance of the Company's former Chief Financial Officer. The total unamortized deferred stock compensation at September 30, 1998 is $1,716,000. The Company amortized deferred compensation expenses of approximately $1,766,000 in the nine months ended September 30, 1998 compared to $679,000 for the respective 1997 period. The remainder of the deferred stock compensation will be amortized over the corresponding vesting period of each respective option, which is generally four years from date of original issuance.*

     At September 30, 1998, the Company's principal sources of liquidity consisted of $35,917,000 in cash and cash equivalents. There were no other material unused sources of liquid assets at September 30, 1998.

     The Company currently anticipates that its capital expenditure requirements will be approximately $2.0 million for the next twelve months.* These requirements relate primarily to the acquisition of computer hardware and software and for additional leasehold improvements to handle anticipated headcount additions.*

     The Company anticipates that its existing resources will enable the Company to maintain its current and planned operations at least through the next twelve months.* However, there can be no assurance that the Company will not require additional funding prior to such time. The Company's future capital requirements will depend on many factors, including the ability of the Company to establish and maintain strategic distributor relationships, the time and cost in obtaining regulatory approvals, competing technological and market developments, the cost of manufacturing and other factors. There can be no assurance that additional financing to meet the Company's funding requirements will be available as needed. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's operating results may vary significantly depending on certain factors, including the effect of lack of market acceptance of new products, delays in the introduction or shipment of new products, increased competition, delays in ongoing research and development programs, litigation costs should the Company be involved in litigation, adverse changes in the economic conditions in any of the several countries in which the Company does business, a slower growth rate in the Company's target markets, the uncertainty of international regulatory clearances or approvals, and the factors set forth under the Company's annual report on form 10-K for the fiscal year ended December 31, 1997.

     Limited Operating History; Absence of Profitability. The Company was incorporated in January 1996 and has a limited history of operations that, to date, has consisted primarily of research and development, product engineering, seeking clearance of its products from the FDA, initial development of a direct sales force in the United States and training Medtronic employees for distribution of the Somnoplasty System in the EU, Australia, Southeast Asia and certain other areas. During the quarter the Company terminated its relationship with Medtronic and established a European headquarters in the Netherlands. The Company and Medtronic have cooperatively transitioned European product distributor rights back to the Company. While the Company completes the process of identifying potential distribution partners, an interim relationship with Entermed B.V. has been established to distribute the Company's products throughout Europe.

     The Company commercially introduced the Somnoplasty System internationally, through Medtronic, beginning in June 1997. One month later, after receiving 510(k) clearance for the use of the Somnoplasty System to treat snoring, the Company began direct sales of the Somnoplasty System in the United States. In December 1997, the Company received 510(k) clearance to use the Somnoplasty System for the treatment of enlarged turbinates associated with chronic rhinitis. The Company began direct sales of the device for treating enlarged turbinates in the first quarter of 1998. In November 1998, the Company received 510(k) clearance to use the Somnoplasty System for the treatment of OSA. The Company has generated only limited revenues from sales of the Somnoplasty System and does not have experience in manufacturing, selling or marketing its products in large, commercial quantities. There can be no assurance that the Somnoplasty System will be successfully commercialized or that the Company will achieve significant revenues. From its inception in 1996 through September 30, 1998, the Company had total revenues of approximately $8.6 million and incurred cumulative losses of approximately $28.0 million. The Company expects to significantly increase its spending over the next several years with respect to sales and marketing, manufacturing and to a lesser extent, ongoing research and development efforts and clinical trials, and expects to incur significant additional losses for the foreseeable future.* Whether the Company can successfully manage the transition to a larger-scale commercial enterprise will depend upon a number of factors, including increasing its commercial manufacturing, sales and marketing capabilities, as well as establishing relationships with international distributors. The Company's inability to establish such capabilities and relationships would have a material adverse effect on its business, financial condition and results of operations.

     Additional Capital Requirements; No Assurance Future Capital Will Be Available. The Company has expended and will continue to expend substantial funds for planned clinical investigations, capital expenditures, manufacturing and marketing of its products.* The timing and amount of spending of such capital resources is difficult to predict accurately and will depend upon several factors, including the progress of its planned clinical investigations, competing technological and market developments, commercialization of products currently under development and market acceptance and demand for the Company's products.* To the extent required, the Company may seek to obtain additional funds through equity or debt financing, through collaborative or other arrangements with other companies and from other sources.* If additional funds are raised by issuing equity securities, dilution to stockholders could occur. There can be no assurance that additional financing will be available when needed or on terms acceptable to the Company. If adequate funds are not available, the Company could be required to delay development or commercialization of the Somnoplasty System for certain indications, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize for itself or to reduce the marketing, customer support or other resources devoted to certain of its products, each of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Need to Manage Growth and Expand Financial Capabilities. Significant future growth in the Company's sales and expansion in the scope of its operations, should they occur, may place considerable strain on the Company's management, financial, manufacturing and other capabilities, procedures and controls. In particular, the Company may be required in the near term to improve and expand its financial capabilities through the enhancement of its financial reporting systems.* There can be no assurance that any existing or additional capabilities, procedures or controls will be adequate to support the Company's operations or that its capabilities, procedures or controls will be designed, implemented or improved in a timely and cost-effective manner. Failure to implement, improve and expand such capabilities, procedures and controls in an efficient manner could have a material adverse effect on the Company's business, financial condition and results of operations.

     Limited Regulatory Clearance; Dependence upon and Limited History of the Somnoplasty System. The Company's future success will depend upon the successful commercialization and market acceptance of the Somnoplasty System for the treatment of snoring, enlarged turbinates and OSA and the successful development, regulatory clearances and/or approvals, commercialization and market acceptance of the Somnoplasty System for additional anticipated indications.* In the United States, the Company has begun producing and selling the Somnoplasty System for use in the reduction of tissue in the uvula and soft palate to treat snoring, the reduction of tissue in the turbinates. The Company believes that its future success will depend upon the ability of physicians to use one or more of the Company's devices to treat individual or multiple indications, depending upon the patient's needs.* Internationally, the Company received a CE Mark in June 1997 and the Therapeutic Goods Administration ("TGA") of Australia listing in July 1997, permitting the Company to commercialize the Somnoplasty System in those markets for the treatment of upper airway disorders. Although such approvals permit the Company to market its products for the treatment of snoring, enlarged turbinates, enlarged tonsils and OSA, the Company must continue to pass annual ISO 9001/EN 46001 quality system audits ("ISO 9001") in order to retain these international approvals. Failure to retain these approvals could have a material adverse effect on the Company's business, financial condition and results of operations. Other international markets, such as Japan, have their own regulatory approval processes, and there can be no assurance that these approvals will be obtained. Failure to obtain regulatory approval in other international markets could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Somnoplasty System is in the early stage of commercialization and the Company has only a limited history of its use in the treatment of snoring and enlarged turbinates and has no history of its commercial use in the treatment of OSA in the United States. There can be no assurance that the procedure, which involves the RF tissue volume reduction in the upper airways, will provide a permanent, curative treatment for patients. Independent factors, such as aging and weight gain, may, over time, lead to the enlargement of tissue in areas previously treated by the Company's procedure. Such regrowth of tissue could require further treatments, making the procedure a potentially less attractive alternative to existing surgical and non-surgical procedures, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

     No Assurance of Market Acceptance. The Somnoplasty System utilizes the Company's proprietary RF tissue volume reduction technology for the treatment of upper airway disorders. RF ablation in the upper airway is a new and novel development. Although the Company has received 510(k) clearance for use of the Somnoplasty System to treat snoring, enlarged turbinates and OSA, as well as a CE Mark and TGA listing for treatment of upper airway obstructions, market acceptance for these indications could be adversely affected by numerous factors, including the lack of availability of third-party reimbursement, cost of the procedure, clinical acceptance or effective physician training. The Company does not anticipate that patients will receive third-party reimbursement for use of the Somnoplasty System in the treatment of snoring.* In addition, should the Company receive regulatory clearance or approval for use of the Somnoplasty System to treat additional indications, market acceptance will depend, in large part, upon the availability of third-party reimbursement for each of those indications, which is not assured.* Market acceptance will also depend upon the Company's ability to demonstrate that the Somnoplasty System is an attractive alternative to existing procedures, which will depend upon physicians' evaluations of the clinical safety and efficacy, ease of use, reliability and cost-effectiveness of the Somnoplasty System in a clinical setting.* There can be no assurance that these products will adequately demonstrate these characteristics or that they will receive market acceptance among physicians. The Company believes that recommendations and endorsements by influential physicians will be essential to market acceptance of its products.* There can be no assurance that such recommendations or endorsements will be obtained. Broad use of the Somnoplasty System will require training for physicians on how to perform the Somnoplasty procedure and educating physicians regarding the advantages of the Somnoplasty System over currently available surgical and non-surgical approaches. The time required to complete such training and education could extend the sales cycle for the Company's products and delay or preclude commercial sales and market acceptance. If the Company is unable to achieve broad market acceptance of the Somnoplasty System for its current and anticipated indications, the Company's business, financial condition and results of operations would be materially adversely affected.

     Patient acceptance may be affected by numerous factors, including the possibility that the Somnoplasty procedure will require treatments on multiple occasions. The clinical data submitted by the Company to the FDA with its 510(k) notification for the uvula and soft palate indicated that patients may require anywhere from one to six treatments to significantly reduce snoring. The Company anticipates that most patients will require fewer treatments to reduce enlarged turbinates than required to reduce snoring and more to treat OSA than snoring.* The Company anticipates that most patients will only require one to three treatments to significantly reduce snoring.* Factors such as poor training of the treating physician or improper use of the Somnoplasty System by the treating physician could lead to a patient requiring more treatments. The need for multiple treatments and the associated increased cost of the procedure could have a significant adverse effect on patient acceptance and on the Company's business, financial condition and results of operations. Patient acceptance of the Somnoplasty System for the treatment of snoring, turbinate reduction, OSA, and other potential indications will also depend in part upon physician recommendations as well as other factors, including the effectiveness and reliability of the procedure as compared to existing surgical and non-surgical procedures.* There can be no assurance that the Somnoplasty System will be accepted by the patient community or that market demand for such system will be sufficient to allow the Company to achieve profitable operations. In addition, publicity arising from any adverse outcome or other problem occurring in the treatment of a Somnoplasty patient for any reason, particularly during the early phase of the commercialization of the Somnoplasty System, could materially adversely affect patient demand for the procedure. Failure of the Somnoplasty System, for whatever reason, to achieve significant patient acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

     Limited Direct Sales and Marketing Experience. The Company has only limited experience selling and marketing the Somnoplasty System for the treatment of snoring, enlarged turbinates and OSA, and selling and marketing its products in commercial quantities. The Company intends to sell the Somnoplasty System in the United States to private practices, clinics, hospitals and sleep centers through a direct sales force.* The Company currently has a small direct sales force that covers certain regions of the United States and intends to increase its sales and marketing force in the near future to accelerate commercialization of the Somnoplasty System throughout the United States.* There can be no assurance that the Company will be successful in building an effective sales and marketing force, that it will be cost-effective or that it will ultimately prove successful in selling the Somnoplasty System on a direct basis in the United States. Market acceptance of the Somnoplasty System will also require the Company to demonstrate that the cost of its products and procedures are competitive with currently available alternatives.* The use of the Somnoplasty System requires the healthcare provider to make an up-front investment in an RF generator. There can be no assurance that the Company will successfully generate sufficient demand for the Somnoplasty System at the prices at which it currently offers its generators and disposable devices. In the event the required investment were to preclude the Company from placing sufficient quantities of generators, the Company's ability to sell disposable devices would be limited, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     Strategic and Distributor Relationships; Reliance on International Sales. The Company's future success will depend, in part, on its ability to enter into and successfully develop strategic and distributor relationships with other parties with respect to the marketing and distribution of its products.* The Company is currently seeking to enter into strategic or additional distributor relationships in Europe and within other markets, such as Japan.* An agreement has been established with a distributor, Entermed B.V. to distribute the Company's products, on an interim basis, throughout Europe. The success of the Company's future strategic or distributor relationships, will depend on the other parties' interests in the specific products involved and their willingness and ability to perform the role contemplated by the Company.* The Company may have limited or no control over the resources that any particular strategic party or distributor devotes to its relationship with the Company.* During the quarter the Company and Medtronic have worked cooperatively to transition European product distribution rights back to the Company, and the Company is in the process of establishing a direct European sales force. There can be no assurance that the Company will be successful in locating further qualified parties with whom to enter into additional strategic or distributor relationships or that any such relationships can be maintained or will ultimately prove beneficial to the Company. In the event the Company is not successful in developing such additional relationships, or if such relationships do not prove to be successful, the Company's business, financial condition and results of operations would be materially adversely affected.

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

  Transition from 215 RF Generator to 615/S2 Generator. The Company has purchased its 215 RF Generator as a finished assembly from a single-source supplier. The Company has discontinued selling the 215 RF Generator model during 1998. The 615/S2 (hereinafter the "S2") Generator is manufactured entirely by the Company. There can be no assurance that the

Company will not experience design or production issues as the Company commences such manufacturing activities.

     The Company launched the S2 during the second quarter of 1998. The S2 Generator is more expensive than the 215 Generator. There can be no assurance that the Company will be able to successfully market and sell the S2 Generator. Further, there can be no assurance that the Company will not experience increased levels of returns of the 215 Generator as a result of the launch of the S2 Generator.

     Dependence on Single-Source Suppliers. The Company purchases certain key components of its S2 generator from single-source suppliers. There can be no assurance that the components obtained from the single-source suppliers will continue to be available in adequate quantities or, if required, that the Company will be able to locate alternative sources of such components on a timely and cost-effective basis. To date, the Company has not experienced significant adverse effects resulting from any shortage of components. However, there can be no assurance that the single-source suppliers will meet the Company's future requirements for timely delivery of components of sufficient quality and in sufficient quantity. The components may take several months to procure, and a significant increase of orders could lead to significant delays and generator shortages. Such delays or shortages, particular as the Company scales up its manufacturing activities in support of sales and distributor orders, would have a material adverse effect on its business, financial condition and results of operations.

     Dependence Upon Key Personnel. The Company's future success depends in significant part upon the continued service of certain key scientific, technical and management personnel and its continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key scientific, technical and managerial personnel or that it can attract, assimilate or retain other highly qualified scientific, technical and managerial personnel in the future. Key employees of the Company include Stuart D. Edwards, its Chief Executive Officer and Robert E. McCulloch, its Chief Financial Officer. Effective January 1, 1999, John Schulte will take over as the Company's Chief Executive Officer, while Mr. Edwards will assume the position of Chief Technical Officer of the Company.* The Company has taken steps to retain its key employees, including the granting of stock options that vest over time. The loss of key personnel, especially if without advanced notice, or the inability to hire or retain qualified personnel could have a material adverse effect upon the Company's business, financial condition and results of operations.

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
-----------------------------

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     From the date of the sale of securities under the Company's Registration Statement on Form S-1 (File No. 333-35401), which was declared effective on November 5, 1997 (the "Offering"), through September 30, 1998, the approximate amount of net proceeds used from the Offering were $4.9 million for research and development, clinical trials and regulatory matters, $3.6 million to manufacture product and further develop manufacturing expertise and capabilities, $7.7 million to improve and expand financial capabilities, to enhance financial reporting systems, to expand sales and marketing efforts, and for other general corporate purposes and $700,000 for the acquisition of fixed assets. The Company has also made temporary investments in cash and cash equivalents of $28.3 million.

     All amounts represent estimates of direct or indirect payments of amounts to third parties. No amounts were paid directly or indirectly for the above purposes to directors of officers of the Company, to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company. The use of proceeds described above do not represent a material change in the use of proceeds describe in the Offering prospectus.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) There were no reports on Form 8-K during the quarter ended September 30, 1998.

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


                                 SOMNUS MEDICAL TECHNOLOGIES, INC.
                                           (Registrant)




Date:  November 12, 1998         By:  /s/ Stuart D. Edwards
                                 ------------------------------
                                 Stuart D. Edwards
                                 Chief Executive Officer



                                 By:   /s/  Robert D. McCulloch
                                 ------------------------------
                                 Robert D. McCulloch
                                 Vice President of Finance
                                 Chief Financial Officer
                                 (principal financial and accounting officer)

22