Form 10-K
period 1998-12-31
SOMNUS MEDICAL TECHNOLOGIES INC
filed 1999-03-31
CIK 1026405

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

  For the fiscal year ended December 31, 1998 or

  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission File Number: 000-23275

                               ----------------

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
            (Exact name of Registrant as specified in its charter)

                   Delaware                                        77-0423465
 (State or other jurisdiction of incorporation       (I.R.S. Employer Identification Number)
               or organization)
               285 N. Wolfe Road
             Sunnyvale, California                                   94086
   (address of principal executive offices)                        (Zip Code)

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 10, 1999, as reported on the Nasdaq National Market, was approximately $33,142,000.

  The number of shares of Common Stock outstanding as of March 10, 1999:
14,067,183 shares.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

PART I...........................................................................       3

ITEM 1.    BUSINESS.............................................................        3

ITEM 2.    PROPERTIES...........................................................       22

ITEM 3.    LEGAL PROCEEDINGS....................................................       22

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................       22

PART II..........................................................................      23

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.............................................................       23

ITEM 6.    SELECTED FINANCIAL DATA..............................................       24

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS...............................................       25

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........       31

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............       32

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE................................................       46

PART III.........................................................................      47

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................       47

ITEM 11.   EXECUTIVE COMPENSATION...............................................       48

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......       48

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................       48

PART IV..........................................................................      49

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.....       49


                                    PART I

ITEM 1. BUSINESS

  This Report on Form 10-K contains certain forward looking statements regarding future events. Actual events or results may differ materially as a result of the factors described herein and in the documents incorporated herein by reference, including, in particular, those factors described under "Additional Risk Factors."

Company Overview

  Somnus was incorporated in Delaware in January 1996. We design, develop, manufacture and market innovative medical devices that utilize our proprietary radiofrequency ("RF") technology for the treatment of upper airway disorders. The Somnus Somnoplasty(TM) System provides physicians with a suite of products designed to offer minimally-invasive, curative treatment alternatives for disorders of the upper airway, including obstructive sleep apnea ("OSA"), enlarged turbinates and habitual snoring. Our Somnoplasty System shrinks tissue in the upper airway by utilizing automated RF control units and a suite of disposable, single-use, needle electrode devices, which deliver controlled thermal energy to obstructed areas, while protecting the delicate mucosal lining of the tissue. We have received Food and Drug Administration ("FDA") and European clearance for the use of the Somnoplasty System in the treatment of OSA, enlarged turbinates and snoring, and officially launched the marketing of the Somnoplasty System at the American Academy of Otolaryngology-Head and Neck Surgery Foundation, Inc. conference in September 1997.

  We have a direct sales force to market our products in the United States and have a distributor in Canada. Our intention is to market the Somnoplasty System primarily to:

  .ear, nose and throat physicians,

  .oral maxillofacial surgeons,

  .pulmonologists,

  .sleep medicine specialists and

  .other physicians who treat upper airway disorders.

  There are approximately 9,000 ear, nose and throat physicians, 7,000 oral maxillofacial surgeons, and 6,800 pulmonologists and, we believe more than 1,800 sleep clinics in the United States. As of December 31, 1998, we have shipped 297 control units in the United States, including 51 in the quarter ended December 1998. We also intend to continuously expand our marketing program directed primarily at the medical community and to a lesser extent at consumers, to further establish awareness of the Somnoplasty ProcedureSM.

  We have a European Headquarters in The Netherlands primarily to establish and manage relationships with distributors throughout Europe. In markets outside the United States and Europe, we are in the process of establishing relationships with distributors that can provide us with access to an established network for the marketing and distribution of the Somnoplasty System.

  At December 31, 1998, our commercial products included one control unit model and three disposable devices designed to treat a variety of upper airway disorders. Additional models of devices are under development. As of December 31, 1998, in the United States, we had 27 issued patents, and an additional 25 pending patent applications. We also had two issued foreign patents and 51 pending foreign patent applications.

Business Strategy

  Our strategy is to establish the Somnoplasty System, which utilizes our proprietary radiofrequency technology, as the standard of care for the treatment of a variety of upper airway disorders. The following are key elements of the strategy:

 We provide minimally-invasive, curative treatments for upper airway disorders.

  The Somnoplasty System provides physicians with a suite of products designed to offer minimally-invasive, curative treatment alternatives for a number of upper airway disorders. We believe that the clinical and patient benefits of the Somnoplasty System include:

  .effectiveness,

  .quick procedure time,

  .outpatient setting,

  .use of local anesthesia and

  .low post-procedural pain.

  These benefits represent a significant advancement to physicians and patients over existing treatment options, which, depending upon the disorder, are highly-invasive, palliative and/or expensive.

 We intend to pursue additional indications for the Somnoplasty System.

  Somnus received 510(k) clearance in July 1997 for the use of the Somnoplasty System for reduction of soft tissue, including the uvula and soft palate, for the treatment of habitual snoring. We received the CE Mark for treatment of upper airway disorders in June 1997. In December 1997, we received 510(k) clearance for the treatment of enlarged turbinates associated with chronic turbinate hypertrophy and in November 1998 we received 510(k) clearance for the treatment of Upper Airway Resistance Syndrome ("UARS") and OSA. We intend to seek 510(k) clearance of the Somnoplasty System for other new indications, some of which are associated with OSA. Clinical trials have recently begun for use of the Somnoplasty System in the treatment of hypertrophic ("enlarged") tonsils.

 We are creating global distribution through a direct sales force and collaborative relationships.

  We have established a direct sales and distribution capability in the United States, initially targeting the estimated 9,000 ear, nose and throat physicians, 7,000 oral maxillofacial surgeons, 6,800 pulmonologists and 1,800 sleep clinics. We may supplement our direct sales force with independent sales representatives in selected areas of the United States. We have a distributor in Canada.

  In September 1998, we established a European Headquarters in The Netherlands. This headquarters is responsible for:

  .establishing and managing relationships with distributors throughout
  Europe,

  .marketing the Somnoplasty System throughout Europe and

  .providing clinical support.

  Product shipments are made directly from our facility in the United States to the distributor. We have a distributor agreement in Brazil and letters of intent ("LOI") in several other countries. We expect distribution agreements following these LOI's to be finalized within the first and second quarters of fiscal 1999. We also expect to continue to identify qualified distribution partners intensifying our coverage of Europe.

  In markets outside the United States and Europe, we are in the process of establishing relationships with distributors that can provide us with access to an established network for the marketing and distribution of the Somnoplasty System.

 We have acquired and may acquire or grant licensed complementary technologies and products and may continue to pursue this strategy in the future.

  We have acquired complimentary technology through license agreements for technology and patents during fiscal 1998. One such license from Medtronic, Inc. allows the use of the lockout feature of the S-2 control unit to protect patients against the reuse of disposable devices. We have also granted a license to Conway Stuart Medical, Inc., for certain radiofrequency generator technology for treatment of gastroesophageal disorders. We expect to continue to compliment our core business and technological platform through acquisitions that broaden our product line and help accelerate the market acceptance and penetration of the Sopmnoplasty System.

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

  Certain upper airway disorders, such as snoring and OSA, are present only during sleep, when normal neurologic stimulation and upper airway muscle tone are diminished. Such upper airway disorders are classified as sleep disorders and can have an adverse impact on a person's everyday life. The consequences of sleep disorders and sleep deprivation include reduced productivity, decreased quality of life due to excessive daytime sleepiness and increased risk of serious illness such as cardiovascular disease. Other disorders, such as nasal congestion due to enlarged turbinates (for instance, as a consequence of allergies, such as hay fever) or enlarged tonsils, are independent of the wake/sleep cycle and affect people throughout the day as well as during sleep.

 Obstructive Sleep Apnea

  OSA occurs when tissues in the back of the mouth and in the throat cause intermittent complete or partial blockage in the upper airway, resulting in an inability to breathe properly. The brain, sensing that the body is suffocating from a lack of oxygen, arouses the person to a light sleep, causing the throat muscles to contract, thus allowing a small passage of air and producing a gasping sound. The person falls back into deeper sleep until the muscles relax again, blocking the upper airway and repeating the cycle of arousal.

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

  According to a 1993 report to Congress, the National Commission on Sleep Disorders Research estimated that approximately 40 million people in the United States suffer from chronic disorders of sleep and wakefulness, such as OSA, insomnia and narcolepsy. They estimate that 20 million of these people are afflicted with OSA, of whom an estimated 6.4 million are afflicted by the disorder at a moderate to severe level. It is estimated that less than 3% of those afflicted with OSA are diagnosed.

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

 Snoring

  Snoring occurs when throat muscles relax during sleep and tissues in the back of the mouth and in the throat, unsupported by nearby bone structure, collapse and partially block the upper airway. This partial obstruction causes the sleeping person to inhale more deeply, creating a vacuum in the collapsible part of the airway and pulling floppy tissue into the airway. Snoring is the sound produced by these vibrating structures during breathing.

  Habitual snorers are individuals who snore almost every night at a noise level that would be considered disturbing to others in the same room. We estimate that there are more than 40 million habitual snorers in the United States. Factors contributing to habitual snoring include male gender, obesity, alcohol consumption, use of tranquilizers or muscle relaxants and smoking. Research has shown that the frequent arousals from sleep caused by snoring may affect a person's health and productivity during the day. The disruption of normal sleep can lead to excessive daytime sleepiness, fatigue and loss of memory and concentration in both the individual suffering from snoring and in his or her companion. Moreover, snoring is often associated with, and may be a precursor to, OSA.

Current Treatments for Upper Airway Disorders

  Currently, no standard modality dominates the treatment of upper airway disorders. Traditional treatment methods for upper airway disorders range from behavioral changes to highly invasive surgery. More recently, treatments such as Continuous Positive Airway Pressure ("CPAP") and laser surgery have emerged for OSA and snoring, respectively. Current treatments often result in lengthy recovery periods, significant patient discomfort, and poor compliance by the user and/or high medical expenses.

 Treatment of OSA

  The most common treatment for OSA is CPAP. With CPAP, the sleeping patient wears a mask over the nose, and sometimes the mouth, while pressure from a compressor forces air through the upper airway to keep excess tissues from collapsing and obstructing the airway. CPAP machines range from compressors, which deliver an unchanging, steady flow of air to compressors, which adjust pressure during inspiration and expiration, to even more sophisticated systems. Third-party reimbursement is generally available for CPAP.

  While CPAP is successful in addressing the symptoms of OSA, its use has a number of disadvantages, including:

  .facial skin irritation,

  .abdominal bloating,

  .mask leaks,

  .sore eyes and

  .headaches.

  Additionally, CPAP is not a cure for OSA and, therefore, must be used on a nightly basis for as long as the condition persists. The discomfort of the mask, the inconvenience of use and the unsightly nature of the application cause many patients to stop using CPAP machines. The American Sleep Disorders Association ("ASDA") estimated CPAP compliance at only 46% in 1993.

  For patients with severe OSA, surgical treatments exist such as the following:

  . uvulopalatopharyngoplasty ("UPPP"), the surgical resection of the uvula, part of the soft palate, tonsils and excess tissue in the throat,

  . maxillofacial surgery, a highly invasive procedure requiring the resection of the tongue or reconstruction of the jaw bones, and

  .tracheostomies, surgical openings through the neck which bypass the obstruction.

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

 Treatment of Enlarged Turbinates

  Enlarged turbinates are associated with various causes of rhinitis, and optimal treatment varies accordingly. The first line of treatment typically involves the use of a variety of drugs. While antihistamines, corticosteroids and sympathomimetic drugs are often effective for acute presentations of enlarged turbinates, this method of treatment suffers from side-effects such as decreased effectiveness over time, rebound congestion and even drug-induced rhinitis. It is estimated that the 35 million people in the United States who are currently under medical treatment represent approximately 13% of total sufferers.

  Various surgical techniques exist to treat enlarged turbinates, with different instrumentation and degrees of invasiveness. Scalpels, electrocautery and laser devices are the more common instruments. Resection can be limited to the soft tissue of the turbinate or extend to part of the underlying boney structure. These procedures are generally effective, but lead to significant discomfort in the form of occasional post-operative bleeding, frequent and significant crusting. This requires time consuming post-operative management of the patient on the part of the physician.

 Treatment of Snoring

  There are both nonsurgical and surgical methods for treating snoring. Nonsurgical devices and appliances used to treat snoring include:

  . nasal dilators, such as adhesive nasal tapes which widen the nostrils to create a larger passage and improve airflow, and

  . oral appliances, which adjust the position of a patient's jaw or tongue during sleep to prevent collapse of the upper airway

  Surgical treatment for snoring is available today with laser-assisted uvulopalatoplasty ("LAUP"). Published studies indicate a success rate for this procedure in the treatment of snoring of 75% and greater. LAUP is the surgical resection of the uvula and soft palate through the use of a surgical laser that operates at temperatures in excess of 700(degrees)C (1,292(degrees)\F). A LAUP procedure does not require an overnight stay in the hospital; however, it does present a risk of significant swelling, scarring and post-operative pain.

  Third-party reimbursement is not available for the treatment of snoring. Snoring sufferers most often seek treatment for quality of life rather than medical reasons.

The Somnus Solution: Somnoplasty

  Our proprietary Somnoplasty System is designed to use radiofrequency energy to provide a minimally-invasive, curative and relatively painless treatment of upper airway disorders. The Somnoplasty System includes an automated RF control unit with temperature monitoring and a suite of proprietary, single-use, disposable needle electrode devices which deliver controlled thermal energy into the uvula, soft palate, tongue and turbinates to reduce tissue volume and stiffen overly-compliant soft tissue. The Somnoplasty System allows physicians to perform a safe, minimally-invasive surgical procedure in the office. The use of RF energy to reduce tissue volume treats the causes of upper airway disorders by enlarging the airway passages and may reduce or eliminate the need for other treatments.

  The procedure creates finely controlled coagulative lesions at precise locations underneath the mucosal layer of tissue in the upper airway. An insulating sleeve at the base of the needle electrode protects the mucosa from thermal damage which prevents tissue sloughing, mucosal scarring, swelling, bleeding and excessive post-operative pain. Thermocouples in the insulation and at the tip of the needle electrode assist in the accurate monitoring of tissue temperature. The control unit is preset to a target temperature of approximately 75-85(degrees) C (185(degrees) F), ensuring optimal ablation in a precisely located lesion while protecting the surface mucosa. The lesions created by the procedure are naturally resorbed in approximately four to eight weeks, reducing excess tissue volume.

  Somnus believes that the primary advantages of the Somnoplasty System include:

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

  Clinical Effectiveness. Unlike treatments such as CPAP for OSA and over-the-counter remedies for snoring, the Somnoplasty System is designed to be a curative treatment directly addressing the obstructive tissues in the upper airway. We believe that the treatment outcomes from the Somnoplasty System will be equivalent to traditional surgical procedures without the deleterious side effects of standard and laser-assisted surgical operations.

  Rapid Procedure Time. The Somnoplasty System, including patient preparation and administration of local anesthesia, takes less than 30 minutes, for base of tongue, enlarged turbinates, soft palate and uvula procedures with typically less than five minutes necessary for the RF tissue coagulation itself. We believe treatment requires a range of one to nine visits to a trained physician and can be performed in an outpatient setting using local anesthesia.

  Ease of Use. The Somnoplasty System is designed to be easy for physicians to use, thereby minimizing physician training requirements. The Somnoplasty procedure is less complicated than many minor surgical procedures performed by dentists in their offices. We believe the benefits of the Somnoplasty System include:

  .Patients: fast, curative outpatient procedure with minimal discomfort,

  .Physician: new flexible office based revenue generating system with ability to treat multiple conditions,

  .Payor: improved outcomes and lower costs.

Product Description

  We have developed devices for treatment of the tongue, turbinates, uvula and soft palate. These devices deliver radiofrequency energy from our control unit. All of our current products are commercially available in the United States and have 510(k) clearance from the FDA. All of our products have CE Mark approval and the control unit and uvula and soft palate device is commercially available in Europe.

Somnoplasty Product Line

 Disposable Devices

  SP 1010. The SP 1010 is a single needle deployable electrode device for the delivery of controlled RF energy into tissue in the soft palate and uvula. The SP 1010 has a disposable needle device with a reusable handle and cable assembly. The devices deliver the RF energy through a coagulating needle electrode which can be positioned using direct visualization. The angle of deployment may be adjusted prior to the procedure, allowing the physician to adapt the instrument to individual patient requirements.

  SP 1100. The SP 1100 is a disposable single needle electrode device with a cable assembly for use in enlarged turbinates. It delivers the RF energy through a coagulating single needle electrode which can be positioned using direct visualization. The angle of deployment is fixed.

  SP 1200. The SP 1200 is a disposable single needle deployable electrode device with a cable assembly designed for the delivery of controlled RF energy for patients suffering from OSA. The SP 1200 delivers the RF energy through a coagulating needle electrode which is positioned using direct visualization.

 Control Units

  Our control unit is used for the treatment of tissue obstructions in the upper airway by allowing the physician to efficiently control and monitor the delivery of energy needed for the RF tissue volume reduction. The physician determines the maximum amount of power to deliver, the length of time for the tissue coagulation, the target temperature and the total energy applied. The user interface of each control unit is designed to require minimal interaction, allowing the surgeon to focus on the patient. The control unit contains proprietary software that modulates the delivery of power based on information transmitted from the disposable needle electrode devices.

  S-2 Control Unit. The S-2 control unit is a dual channel generator, compatible with all of our needle electrode devices. A high-quality color screen displays delivered power, energy and temperatures. An integral disk drive captures procedure data and is also used for software upgrades as new products are introduced.

Clinical and Regulatory Status

  United States. In July 1997, we received 510(k) clearance for use of the Somnoplasty System for coagulation of soft tissue, including the uvula and soft palate, which reduces the severity of snoring in some individuals. The 510(k) clearance was based on the results of a 24 patient, single-center clinical trial completed in June 1997. The data from this trial indicated that patients may require anywhere from one to six treatments to significantly reduce snoring. We believe that most patients only require one to three treatments to significantly reduce snoring.

  In December 1997, we received 510(k) clearance for the use of the Somnoplasty System for the treatment of nasal obstruction due to chronic turbinate hypertrophy. The 510(k) clearance was based on the results of 38 patients from the first two centers involved in this clinical trial. We believe that most patients require one treatment to reduce enlarged turbinates.

  In November 1998, we received 510(k) clearance for the use of the Somnoplasty System for the reduction of the incidence of airway obstructions in patients suffering from OSA or Upper Airway Resistance Syndrome ("UARS"). The 510(k) clearance was based on the results of a 18-patient, single-center clinical trial completed in June 1998. The data from this trial indicated that patients may require 2 to 9 treatments depending upon the severity of their disorder. Factors such as the severity of the patient's upper airway obstruction or improper use of the Somnoplasty System by the treating physician could require more treatments than were documented during the clinical trials.

  Following the tongue indications mentioned above, we intend to pursue FDA clearance for the treatment of additional upper airway obstructions, some of which may strengthen the claim for the treatment of OSA. We expect our 510(k) submissions for these supplemental indications will require additional clinical trials. In addition, we are continuing to conduct clinical trials for indications with existing 510(k) clearance to broaden our portfolio of clinical data.

  We have 510(k) clearance from the FDA for the use of the SP 1010 disposable devices for the reduction of severity of snoring in some individuals, the SP 1100 for the treatment of enlarged turbinates, and the SP1200 for the reduction of the incidence of airway obstructions in patients suffering from UARS and OSA. In addition, the S-2 control unit has also received 510(k) clearance for a general claim of tissue coagulation. Other clearances are being pursued for various product enhancements. All Somnus products that have been cleared by the FDA are Class II products.

  International. In June 1997, we received authorization from the European Union (through a duly appointed Notified Body) to affix the CE Mark to our commercially available products for treatment of upper airway obstructions. We have been certified under the ISO 9001 Quality System Regulation ("QS Reg.") by TUV Essen, a German Notified Body. We have also received a TGA listing for Australia. We are also approved to ship product to Canada via Health Canada Medical Device license approval, and are pursuing additional countries.

Research and Development

  We believe that we have a strong base of proprietary design, engineering, manufacturing and prototype development capabilities. Our particular expertise is in the core research and development areas relevant to the production of new disposable needle electrode devices for use in conjunction with our current RF control unit. Primarily through internal research and development efforts, we plan to continue to develop new proprietary products, often in collaboration with leading surgeons and sleep medicine professionals, that allow surgeons to perform their current or future procedures in a less traumatic manner with more precision, less surgical time and greater simplicity. Specifically, we are developing new disposable devices which are intended to address additional upper airway obstructions such as enlarged tonsils. We believe that our experience in designing, developing and manufacturing our current suite of disposable needle electrode devices gives us a competitive advantage in implementing this strategy. In addition, we have acquired complimentary technology through license agreements for technology and patents and expect to continue to compliment our core business and technological platform through acquisitions that broaden our product line and help accelerate the market acceptance and penetration of the Sopmnoplasty System.

  In fiscal 1998, 1997 and the period from inception (January 19, 1996) to December 31, 1996 research and development expenses were $8,220,000, $6,033,000 and $1,303,000, respectively. As of December 31, 1998, our research and development staff consisted of 15 employees. We perform our research and development activities at our offices in Sunnyvale, California. No assurance can be given that we will complete the development of or successfully introduce any or all of our devices under development or contemplated for future development on a timely basis, if at all.

Sales, Marketing and Distribution

  In the United States, we have a direct sales force to target primarily:

  .ear, nose and throat physicians,

  .oral maxillofacial surgeons,

  .pulmonologists,

  .sleep medicine specialists and

  .other physicians who treat upper airway disorders.

  As of December 31, 1998, the sales organization in the United States consisted of 17 employees, including 2 clinical specialists. We intend to expand our sales effort during 1999 through the addition of sales representatives, clinical specialists and customer service representatives.

  The primary customers in the United States for the Somnoplasty System are currently the approximately 9,000 ear, nose and throat physicians and the approximately 7,000 oral maxillofacial surgeons. We also market to the approximately 6,800 pulmonologists, as well as sleep medicine specialists. Certain products, such as the SP 1100 for the treatment of enlarged turbinates, may appeal to a larger target market, including allergists and primary care physicians. An important additional target for our sales efforts is the approximately 1,800 sleep clinics which we believe exist in the United States. These sleep clinics are multi-specialty practices dedicated to sleep disorders and include specialists such as ear, nose and throat and oral maxillofacial surgeons, pulmonologists and psychiatrists and are typically chaired by physicians who are board certified in sleep medicine. The clinics include facilities for overnight monitoring and have access to sophisticated diagnostic equipment to determine the type and characteristics of sleep apnea. To date, over 300 of these clinics have been accredited by the ASDA. Sleep clinics are important not only as potential customers, but also for their role in referring diagnosed patients for treatment.

  In September 1998, we established a European Headquarters in The Netherlands. This headquarters is responsible for:

  .establishing and managing relationships with distributors throughout
  Europe,

  .marketing the Somnoplasty System throughout Europe and

  .providing clinical support.

  Product shipments are made directly from our facility in the United States to the distributor. We have a distributor agreement in Brazil and LOIs in several other countries. We expect distribution agreements following these LOIs to be finalized within the first and second quarters of fiscal 1999. We also expect to continue to identify qualified distribution partners intensifying our coverage of Europe.

  In markets outside the United States and Europe, we are in the process of establishing relationships with distributors that can provide us with access to an established network for the marketing and distribution of the Somnoplasty System.

  Our marketing and education efforts have been focused on early adopters with emphasis on leading surgeons and sleep clinics. As we have approached saturation of the "early adopter" market we have moved the focus our marketing and education to the mainstream medical market and, as our products mature, ultimately, will move to consumers so as to create patient demand for the Somnoplasty procedure.

Manufacturing

  Our manufacturing facility is located in Sunnyvale, California in the United States. The manufacturing process consists primarily of assembly of internally manufactured and purchased components and subassemblies. We perform certain processes in a controlled environment. Sterilization of devices is performed by an ISO certified contract sterilizer.

  Raw materials, components and subassemblies are purchased from various approved suppliers and are subject to quality specifications and inspections. We have the right to conduct quality audits of our key suppliers, several of whom are experienced in the supply of components to manufacturers of medical devices. For certain of our components and subassemblies, there are relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components and subassemblies could not be accomplished quickly. Delays associated with any part shortages, particularly as we scale up our manufacturing activities in support of increasing commercial demand, would have a material adverse effect on our business, financial condition and results of operations.

  The S-2 control unit is assembled at our facility. Our manufacturing facilities are subject to periodic inspection by regulatory authorities, and our operations must undergo compliance inspections conducted by the FDA and corresponding state agencies. Our quality control group performs tests at various steps in the manufacturing cycle to ensure compliance with our specifications and the requirements of the various regulatory authorities. There can be no assurance that our procedures will be sufficient to meet all of the requirements of all of the regulatory agencies. Failure to pass compliance inspections could result in any of the following actions, any one of which would have a material adverse effect on our business, financial condition and results of operations:

  .warning letters,

  .more frequent and rigorous inspections,

  . suspension of FDA clearance to market certain or all of our products for a period until we meet the specifications.

  Our current facility is 20,000 square feet, of which approximately 6,300 square feet is dedicated to manufacturing, warehousing and distribution. Through a remodeling effort, our plan is to increase the manufacturing, warehousing and distribution area by approximately 1,500 square feet in the first quarter of fiscal 1999. Our direct labor force includes one shift five days per week assembling control units and one shift four days per week assembling devices. With minimal additional equipment additions, we could add more shifts increasing the capacity in both areas sufficiently to accommodate expected demand for the next 12 months. There can be no assurance that demand will grow in the magnitude that we expect or that we will be able to scale up capacity and volume production in order to meet this demand.

Dependence upon Patents and Proprietary Technology; Risk of Infringement

  In the United States, at December 31, 1998, we had 27 issued patents, 5 allowed patents and an additional 20 pending patent applications. We also had 2 issued foreign patents and 51 pending foreign patent applications. These patents and patent applications relate to our RF devices and methods for reduction of tissue in the uvula, soft palate, tongue and tonsils, and design of our control units and disposable devices. In addition, we may also selectively license patents owned by others which we believe will complement the technology and increase the value and strength of our intellectual property portfolio. Our strategy has been to actively pursue patent protection in the United States and foreign jurisdictions for all upper airway disorders that can benefit from use of the Somnoplasty System.

  The patent and trade secret positions of medical device companies, including those of Somnus, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application either can be denied or significantly reduced before or after the patent is issued. Consequently, there can be no assurance that any patents from pending applications or from any future patent application will be issued, that the scope of the patent protection will exclude competitors or provide competitive advantages to Somnus, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by Somnus. Since patent applications are secret until patents are issued in the United States, or corresponding applications are published in other countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to file patent applications for such inventions. In addition, there can be no assurance that competitors, many of which have substantial resources, will not seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Further, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. Litigation or regulatory proceedings, which could result in substantial cost and uncertainty to Somnus, may also be necessary to enforce patent or other intellectual property rights of Somnus or to determine the scope and validity of other parties' proprietary rights. There can be no assurance that Somnus will have the financial resources to defend our patents from infringement or claims of invalidity.

  Somnus also relies upon unpatented proprietary technology, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to or disclose our proprietary technology or that we can meaningfully protect our rights in such unpatented proprietary technology. Our policy is to require each of our employees, consultants, investigators and advisors to execute a confidentiality agreement upon the commencement of an employment or consulting relationship with Somnus. These agreements generally provide that all inventions conceived by the individual during the term of the relationship shall be the exclusive property of Somnus and shall be kept confidential and not be disclosed to third parties except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection of our proprietary information in the event of unauthorized use or disclosure of such information.

  Public Law 104-208 precludes medical practitioners and health care entities, who practice these procedures, from being sued for patent infringement. Therefore, depending upon how these limitations are interpreted by the courts, they could have a material adverse effect on our ability to enforce any of our proprietary methods or procedures deemed to be surgical or medical procedures on a body.

  In addition, patent applications in the United States and foreign jurisdictions are maintained in secrecy for a period after filing. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications. Although we have conducted searches of certain patents issued to other companies, research and academic institutions and others, patents issued and patent applications filed in the United States or internationally relating to medical devices are numerous, and there can be no assurance that current and potential competitors and other third parties have not filed, or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products or processes used or proposed to be used by Somnus. In the event any pending applications provide proprietary rights to third parties relating to products or processes used or proposed to be used by Somnus, we may be required to obtain licenses to patents or proprietary rights of others.

  The medical device industry in general has been characterized by substantial litigation. Litigation regarding patent and other intellectual property rights, whether with or without merit, could be time-consuming and expensive and could divert our technical and management personnel. We may be involved in litigation to defend against claims of infringement by Somnus, to enforce patents issued to Somnus or to protect trade secrets of Somnus. If any relevant claims of third-party patents are held as infringed and not invalid in any litigation or administrative proceeding, we could be prevented from practicing the subject matter claimed in such patents or would be required to obtain licenses from the patent owners of each such patent or to redesign our products or processes to avoid infringement. In addition, in the event of any possible infringement, there can be no assurance that we would be successful in any attempt to redesign our products or processes to avoid such infringement or in obtaining licenses on terms acceptable to Somnus, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure by us to redesign our products or processes or to obtain necessary licenses could prevent us from manufacturing and selling the Somnoplasty System, which would have a material adverse effect on our business, financial condition and results of operations. Although, to date, we have not been involved in any litigation, in the future, costly and time-consuming litigation brought by us may be necessary to enforce patents issued to Somnus, to protect trade secrets or know-how owned by Somnus or to determine the enforceability, scope and validity of the proprietary rights of others.

Competition

  The medical device industry is subject to intense competition. The market for products designed to treat upper airway disorders is highly competitive, and we expect competition to increase. Accordingly, our future success will depend in part on our ability to respond quickly to medical and technological change and user preference through the development and introduction of new products that are of high quality and that address patient and surgeon requirements. In the treatment of snoring, the Somnoplasty System is subject to intense competition from existing products, such as nasal dilators and oral appliances, and surgical procedures, such as LAUP. The U.S. market for the treatment of enlarged turbinates, a market which we intend to enter in the near future, is dominated by pharmacological treatments, such as nasal sprays, and surgical procedures, such as turbinectomies. The U.S. market for products for the treatment of OSA is currently dominated by CPAP products produced by Healthdyne Technologies Inc., Nellcor Puritan Bennett, Inc., a wholly owned subsidiary of Mallinckrodt Inc., ResMed Inc. and Respironics, Inc. There can be no assurance that the Somnoplasty System will successfully compete with or replace any existing products for these or other indications. Most of our competitors and potential competitors have greater financial, research and development, manufacturing and sales and marketing resources than us. In addition, some of our competitors and potential competitors sell additional lines of products, and therefore can bundle products to offer higher discounts or offer rebates or other incentive programs to gain a competitive advantage. Our inability to compete effectively against existing or future competitors would have a material adverse effect on our business, financial condition and results of operations.

  We believe that the primary competitive factors in the market for treatment of upper airway disorders include regulatory approvals, clinical and patient acceptance, post-operative discomfort, ease of use, product performance, product price, product supply, marketing and sales capability and the enforceability of patent and other proprietary rights. We believe that we are or will be competitive with respect to these factors. Nonetheless, because our products have recently been introduced or are still under development, the relative competitive position of Somnus in the future is difficult to predict.

Government Regulation

  The preclinical and clinical testing, manufacturing, labeling, distribution and promotion of our products are subject to extensive and rigorous government regulation in the United States and other countries. Noncompliance with applicable requirements can result in enforcement action by the FDA or comparable foreign regulatory bodies including, among other things, fines, injunctions, civil penalties, recall or seizures of products, refusal to grant premarket clearances or approvals, withdrawal of marketing approvals and criminal prosecution.

 United States

  A medical device may be marketed in the United States only with the FDA's prior authorization. Devices classified by the FDA as posing less risk are placed in either in Class I or II and require the manufacturer to seek 510(k) clearance from the FDA. Such clearance generally is granted when submitted information establishes that a proposed device is "substantially equivalent" in intended use and safety and effectiveness to a "predicate device," which is either a Class I or II device already legally on the market or a "preamendment" Class III device (i.e., one that has been in commercial distribution since before May 28, 1976) for which the FDA has not called for premarket application ("PMA"). We believe that it usually takes from 3 to 12 months from the date of submission to obtain 510(k) clearance, but it may take longer, and there can be no assurance that 510(k) clearance will ever be obtained. During this process, the FDA may determine that it needs additional information or that a proposed device is precluded from receiving clearance because it is not substantially equivalent to a predicate device. After a device receives clearance, any modification that could significantly affect our safety or effectiveness, or would constitute a major change in the intended use of the device, will require a new 510(k) submission.

  The Somnoplasty System received 510(k) clearance on July 17, 1997 for the intended use of coagulation (thermal ablation, tissue volume reduction) of soft tissue, including the uvula and soft palate, and may reduce severity of snoring in some individuals. In December 1997, we received 510(k) clearance to use the Somnoplasty System for tissue coagulation (thermal ablation) in the inferior turbinates to treat the symptoms of nasal obstruction due to chronic turbinate hypertrophy. In November 1998 we received 510(k) clearance for the use of the Somnoplasty system for the reduction of the incidence of airway obstructions in patients suffering from UARS or OSA.

  We have made modifications to our cleared devices which we believe do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of our determinations not to submit a new 510(k) notice for any of these changes or would not require Somnus to submit a new 510(k) notice for any of the changes made to the devices. If the FDA requires Somnus to submit a new 510(k) notice for any device modification, we may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA.

  A device that does not qualify for 510(k) clearance is placed in Class III, which is reserved for devices classified by FDA as posing the greatest risk (e.g., life-sustaining, life-supporting or implantable devices, or devices that are not substantially equivalent to a predicate device). A Class III device generally must obtain PMA approval, which requires the manufacturer to establish the safety and effectiveness of the device to the FDA's satisfaction. A PMA must provide extensive preclinical and clinical trial data and also information about the device and our components regarding, among other things, manufacturing, labeling and promotion. As part of the PMA review, the FDA will inspect the manufacturer's facilities for compliance with the Quality System Regulation ("QS Reg."), which includes elaborate testing, control, documentation and other quality assurance procedures.

  Upon submission, the FDA determines if the PMA is sufficiently complete to permit a substantive review, and if so, the application is accepted for filing. The FDA then commences an in-depth review of the PMA, which we believe typically takes one to two years, but may take longer. The review time is often significantly extended as a result of the FDA asking for more information or clarification of information already provided. The FDA also may respond with a "not approvable" determination based on deficiencies in the application and require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years. During the review period, an FDA advisory committee, typically a panel of clinicians, likely will be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel's recommendation is important to the FDA's overall decision making process.

  If the FDA's evaluation of the PMA is favorable, the FDA typically issues an "approvable letter" requiring the applicant's agreement to specific conditions (e.g., changes in labeling) or specific additional information (e.g., submission of final labeling) in order to secure final approval of the PMA application. Once the approvable letter is satisfied, the FDA will issue a PMA for approved indications, which can be more limited than those originally sought by the manufacturer. The PMA can include post approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device including, among other things restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approval. The PMA process can be expensive and lengthy, and no assurance can be given that any PMA application will ever be approved for marketing. Even after approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, labeling or manufacturing process.

  We intend to seek 510(k) clearance of the Somnoplasty System for new indications, some of which are associated with OSA. These future submissions likely will need to include supporting clinical trial data. There can be no assurance, however, that these new indications will receive 510(k) clearance in a timely fashion, or at all. Delays in market introduction resulting from the 510(k) clearance process could have a material adverse effect on our business, financial condition and results of operations. If the FDA determines that any of the new indications are not eligible for 510(k) clearance, we will need to seek PMA approval. There can be no assurance that we will submit a PMA for any such indications or that once submitted, the PMA will be accepted for filing, found approvable or, if found approvable, will not include unfavorable restrictions.

  A clinical trial in support of a 510(k) submission or PMA generally requires an Investigational Device Exemption ("IDE") application approved in advance by the FDA for a limited number of patients. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin if the IDE application is approved by the FDA and the appropriate institutional review boards ("IRBs") at the clinical trial sites. Submission of an IDE application does not give assurance that the FDA will approve the IDE application and, if it is approved, there can be no assurance that the FDA will determine that the data derived from these studies support the safety and efficacy of the device or warrant the continuation of clinical studies. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs without the need for FDA approval. We are sponsoring several clinical trials which have been determined by the IRBs at the participating institutions to be nonsignificant risk studies. There can be no assurance however, that the FDA would agree with these determinations and not require us to obtain IDE approval before continuing the studies. During a clinical trial, we are permitted to sell products used for the study for an amount that does not exceed recovery of the costs of manufacture, research, development and handling. Our failure to adhere to regulatory requirements generally applicable to clinical trials or to the conditions of an IDE approval could have a material adverse effect on our business, financial conditions and results of operations, including an inability to obtain marketing clearance or approval for our products.

  Any devices manufactured or distributed by Somnus pursuant to FDA clearances or approvals will be subject to pervasive and continuing regulation by the FDA and certain state agencies. We will be subject to routine inspection by the FDA and the California Department of Health Services ("CDHS") and will have to comply with the host of regulatory requirements that usually apply to medical devices marketed in the United States, including labeling regulations, the QS Reg., the Medical Device Reporting ("MDR") regulation and the FDA's prohibitions against promoting products for unapproved or "off-label" uses. In addition, Class II devices, such as our Somnoplasty System, can be subject to additional special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines) that do not apply to Class I devices. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on our business, financial condition and results of operations.

  Unanticipated changes in existing regulatory requirements, failure of Somnus to comply with such requirements or adoption of new requirements could have a material adverse effect on our business, financial condition and results of operations. We also are subjected to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substance disposal. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon our business, financial condition and results of operations.

 European Union

  The primary regulatory environment in Europe is that of the European Union ("EU") which consists of 15 countries encompassing most of the major countries in Europe. Certain other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the EU with respect to medical devices. The EU has adopted numerous directives and standards regulating the design, manufacture, clinical trial, labeling, and adverse event reporting for medical devices. The principal directives prescribing the laws and regulations pertaining to medical devices in the EU are the Medical Devices Directive, 93/42/EEC.

  Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directive and, accordingly, can be commercially distributed throughout the EU. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a Notified Body. This third-party assessment may consist of an audit of the manufacturer's quality system and specific testing of the manufacturer's product. An assessment by a Notified Body in one country within the EU is required in order for a manufacturer to commercially distribute the product throughout the EU. Our Somnoplasty System received the CE Mark in June 1997.

  While no additional premarket approvals or individual EU countries are required, prior to the marketing of a device bearing the CE Mark, practical complications with respect to market introduction may occur. For example, differences among countries have arisen with regard to labeling requirements.

Third-Party Reimbursement

  We believe that our products will generally continue to be purchased by private practices, clinics, hospitals and sleep clinics. In the United States, the purchasers of medical devices generally rely on Medicare, Medicaid, private health insurance plans, health maintenance organizations and other sources of reimbursement for health care costs ("Third-Party Payors") to reimburse all or part of the cost of the procedure in which the medical device is being used. Certain Third-Party Payors are moving toward a managed-care system in which they contract to provide comprehensive health care for a fixed cost per person. The fixed cost per person established by these Third-Party Payors may be independent of the practice's cost incurred for the specific case and the specific devices used. Medicare and other Third-Party Payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products.

  In the United States, we do not anticipate that the Somnoplasty System will be subject to reimbursement for the treatment of snoring. Traditionally, sufferers of snoring have paid for surgical and non-surgical treatment and devices directly. However, the current treatment of OSA and outpatient surgical procedures for the uvula, soft palate and turbinates are commonly reimbursed by most carriers, and resection of the tongue is reimbursed as an inpatient procedure.

  The Somnoplasty System is generally reimbursed for the treatment of enlarged turbinates under existing reimbursement codes. However, there can be no assurance that third-party reimbursement will be available for all such procedures by all third-party payors.

  We believe that the Somnoplasty System may be reimbursed for treatment of base of the tongue and OSA under existing reimbursement codes, based on physician endorsement and the demonstration of improved quality of life for specific patient groups. Quality of life issues will be included in our clinical trials to provide data in support of this reimbursement strategy. There can be no assurance that we will be able to demonstrate improvement in quality of life or that reimbursement will ever be available for our products. Our clinical sites do not reimburse us for Somnoplasty System control units or disposable devices.

  Because our devices have been relatively recently launched for the treatment of base of the tongue, OSA and enlarged turbinates, uncertainty exists regarding the availability of third-party reimbursement for procedures that would use our devices for such purposes. Failure by private practices, clinics, hospitals, sleep clinics and other potential users of our devices to obtain sufficient reimbursement from Third-Party Payors for the procedures in which our devices are intended to be used could have a material adverse effect on our business, financial condition and results of operations.

  International market acceptance of our current products and those under development may be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government sponsored health care and private insurance. We do not anticipate that use of the Somnoplasty System for treatment of snoring will be a reimbursable expense. We believe that various levels of reimbursement will be available in international markets for treatment of base of tongue, OSA and enlarged turbinates. However, there can be no assurance that any international reimbursement approvals will be obtained in a timely manner, if at all. Failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of our products in the international markets in which such approvals are sought.

  We believe that in the future, reimbursement will be subject to increased restrictions both in the United States and in international markets. We believe that the overall escalating cost of medical products and services will continue to lead to increased pressures on the health care industry, both domestic and international, to reduce the cost of products and services, including our existing products and products currently under development. There can be no assurance that third-party reimbursement and coverage will be available or adequate in either the United States or international markets or that future legislation, regulation or reimbursement policies of Third-Party Payors will not otherwise adversely affect the demand for our existing products or products currently under development or our ability to sell our products on a profitable basis. The unavailability of Third-Party Payor coverage or the inadequacy of reimbursement could have a material adverse effect on our business, financial condition and results of operations.

Product Liability Exposure and Availability of Insurance

  Our business involves the risk of product liability claims. Although we have not experienced any product liability claims to date, any such claims could have a material adverse effect on us. We maintain product liability insurance at coverage levels which we deem commercially reasonable; however, there can be no assurance that product liability or other claims will not exceed such insurance coverage limits or that such insurance will continue to be available on commercially acceptable terms, or at all. We intend to periodically evaluate, depending on changing circumstances, whether or not to obtain any additional product liability insurance. Even if we obtain additional product liability insurance, there can be no assurance that it would prove adequate or that a product liability claim, insured or uninsured, would not have a material adverse effect on our business, financial condition and results of operations. Even if a product liability claim is not successful, the time and expense of defending against such a claim may adversely affect our business, financial condition and results of operations.

Employees

  As of December 31, 1998, we employed 78 individuals full time. Of our total work force, 27 employees are engaged in manufacturing, 15 employees are engaged in research and development activities, 23 employees are engaged in sales and marketing activities and 13 employees are engaged in finance and administrative activities. Our employees are not represented by a collective bargaining agreement. We believe our relations with our employees are good.

Additional Risk Factors

  The risk factors set forth below contain forward-looking statements (designated by an *), and the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of factors, including those set forth below. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. As a result, the trading price of our common stock could decline, and you may lose all or part of your investment.

 Limited Operating History; Absence of Profitability.

  Somnus has generated only limited revenues from sales of the Somnoplasty System and has limited experience in manufacturing, selling and marketing our products in commercial quantities. There can be no assurance that the Somnoplasty System will be sufficiently successful for us to achieve significant revenues. From inception in 1996 through December 31, 1998, we have had total revenues of approximately $9.9 million and incurred cumulative losses of approximately $35.2 million. We expect to significantly increase spending over the next several years with respect to sales and marketing, manufacturing and to a lesser extent, ongoing research and development efforts and clinical trials, and expects to incur significant additional losses for the foreseeable future.* Whether we can successfully manage the transition to a larger-scale enterprise will depend upon a number of factors, including our ability to increase our commercial manufacturing and sales and marketing capabilities. Our inability to establish such capabilities would have a material adverse effect on our business, financial condition and results of operations.

 We are dependent upon the Somnoplasty System, which has not been available for sufficient time for us to know if it is effective on a long term basis.

  Our success depends upon the market acceptance of the Somnoplasty System for the treatment of OSA, enlarged turbinates and snoring. Market acceptance will depend, in large part, upon the effectiveness of the Somnoplasty System over time.* There can be no assurance that the procedure will provide a permanent, curative treatment for patients. Independent factors, such as aging and weight gain, may, over time, lead to the enlargement of tissue in areas previously treated by our procedure.* Such regrowth of tissue could require further treatments, making the procedure a potentially less attractive alternative to existing surgical and non-surgical procedures, which could have a material adverse effect upon our business, financial condition and results of operations.

 Several factors will impact our ability to achieve market acceptance.

  RF tissue volume reduction in the upper airway is a new and novel development. Market acceptance of this procedure for the treatment of OSA, enlarged turbinates and snoring could be adversely affected by numerous factors, including:

  .the lack of availability of third-party reimbursement,

  .cost of the procedure,

  .clinical acceptance,

  .effective physician training and

  .patient acceptance.

  Third party reimbursement. We do not anticipate that patients will receive third-party reimbursement for use of the Somnoplasty System in the treatment of snoring.* Market acceptance of the Somnoplasty System for the treatment of OSA and enlarged turbinates will depend, in large part, upon the availability of third-party reimbursement for each of those indications, which is not assured.*

  Cost of the procedure and clinical acceptance. Market acceptance will also depend upon our ability to demonstrate that the Somnoplasty System is an attractive alternative to existing procedures, which will depend upon physicians' evaluations of the clinical safety and efficacy, ease of use, reliability and cost-effectiveness of the Somnoplasty System in a clinical setting.* We believe that recommendations and endorsements by influential physicians will be essential to market acceptance.* There can be no assurance that such recommendations or endorsements will be obtained.

  Physician training. Broad use of the Somnoplasty System will require training for physicians on how to perform the Somnoplasty procedure and educating physicians regarding the advantages of the Somnoplasty System over currently available surgical and non-surgical approaches.* The time required to complete such training and education could extend the sales cycle for our products and delay or preclude commercial sales and market acceptance. If we are unable to achieve broad market acceptance of the Somnoplasty System for our current and anticipated indications, our business, financial condition and results of operations would be materially adversely affected.

  Patient acceptance. Patient acceptance may be affected by numerous factors, including the possibility that the Somnoplasty procedure will require treatments on multiple occasions, which would be not only inconvenient for the patient, but also more costly.* Patients may require anywhere from one to six treatments to significantly reduce snoring; however, we anticipate that most patients will only require one to three treatments to significantly reduce snoring.* We anticipate that most patients will require fewer treatments to reduce enlarged turbinates than required to reduce snoring and more to treat OSA than snoring.* Factors such as poor training of the treating physician or improper use of the Somnoplasty System by the treating physician could lead to a patient requiring more treatments. Patient acceptance of the Somnoplasty System for the treatment of snoring, turbinate reduction, OSA, and other potential indications will also depend in part upon physician recommendations as well as other factors, including the effectiveness and reliability of the procedure as compared to existing surgical and non-surgical procedures.* There can be no assurance that the Somnoplasty System will be accepted by the patient community or that market demand for such system will be sufficient to allow us to achieve profitable operations. In addition, publicity arising from any adverse outcome or other problem occurring in the treatment of a

Somnoplasty patient for any reason, particularly during this early phase of the commercialization of the Somnoplasty System, could materially adversely affect patient demand for the procedure. Failure of the Somnoplasty System, for whatever reason, to achieve significant patient acceptance would have a material adverse effect on our business, financial condition and results of operations.

 We have limited direct sales and marketing experience.

  We have only limited experience selling and marketing the Somnoplasty System for the treatment of OSA, enlarged turbinates and snoring. We are directing our sales effort in the United States on private practices, clinics, hospitals and sleep clinics through a direct sales force. We currently have a small direct sales force that covers certain regions of the United States and intend to increase our sales and marketing force in the near future to accelerate commercialization of the Somnoplasty System throughout the United States.* There can be no assurance that we will be successful in building an effective sales and marketing force, that we will be cost-effective or that we will ultimately prove successful in selling the Somnoplasty System on a direct basis in the United States in sufficient quantities for us to become profitable. Market acceptance of the Somnoplasty System will also require us to demonstrate that the cost of our products and procedures are competitive with currently available alternatives.* The use of the Somnoplasty System requires the healthcare provider to make an up-front investment in an RF control unit. There can be no assurance that we will successfully generate sufficient demand for the Somnoplasty System at the prices at which we currently offer our control units and disposable devices. In the event the required investment were to preclude us from placing sufficient quantities of control units, our ability to sell disposable devices would be limited, which would have a material adverse effect on our business, financial condition and results of operations.

 We need to develop successful distributor relationships for international sales.

  Our future success will depend, in part, on our ability to enter into and successfully develop strategic and distributor relationships with other parties with respect to the marketing and distribution of our products.* We have a distributor in Canada.

  In September 1998, we established a European Headquarters in The Netherlands. This headquarters is responsible for:

  .establishing and managing relationships with key distributors throughout Europe,

  .marketing the Somnoplasty System throughout Europe and

  .providing clinical support.

  Product shipments are made directly from our facility in the United States to the distributor. We have a distributor agreement in Brazil and LOIs in several other countries. We expect distribution agreements following these LOIs to be finalized within the first and second quarters of fiscal 1999.* We also expect to continue to identify qualified distribution partners intensifying our coverage of Europe.*

  In markets outside the United States and Europe, we are in the process of establishing relationships with distributors that can provide us with access to an established network for the marketing and distribution of the Somnoplasty System.* We have an agreement with a distributor in Canada.

  The success of our future strategic or distributor relationships, will depend on the other parties' ability to perform the role contemplated by us.* We may have limited or no control over the resources that any particular strategic party or distributor devotes to our relationship with us. There can be no assurance that we will be successful in locating or finalizing agreements with further qualified parties with whom to enter into additional strategic or distributor relationships or that any such relationships can be maintained or will ultimately prove beneficial to us. In the event we are not successful in developing such additional relationships, or if such relationships do not prove to be successful, our business, financial condition and results of operations would be materially adversely affected.

  International sales of the Somnoplasty System are subject to numerous risks. Distribution, pricing and marketing structures, as well as regulatory requirements, vary significantly from country to country. Additionally, such sales can be adversely affected by:

  .limitations or disruptions caused by the imposition of government controls,

  .difficulty in obtaining export licenses,

  .political instability,

  .trade restrictions,

  .changes in foreign tax laws or tariffs or other trade regulations,

  .difficulties coordinating communications among and managing international operations,

  .the risk that distributors will fail to effectively promote our products,

  .the risk of financial instability of distributors,

  .fluctuations in overseas economic conditions and international currency exchange rates,

  .increases in duty rates and

  .competition.

  There can be no assurance that we will be able to successfully commercialize the Somnoplasty System or any of our future products in any international market, which would have a material adverse effect on our business, financial condition and results of operations.

 We may experience manufacturing problems with regard to our control unit.

  In the past we purchased our 215 RF control unit as a finished assembly from a single-source supplier. We discontinued selling the 215 RF control unit model during fiscal 1998. The S-2 control unit is manufactured entirely by us. There can be no assurance that we will not experience design or production issues as Somnus commences such manufacturing activities.

  We launched the S-2 during the second quarter of fiscal 1998. The S-2 control unit is more expensive than the 215 RF control unit. There can be no assurance that we will be able to successfully market and sell the S-2 control unit. Further, there can be no assurance that we will not experience increased levels of returns of the 215 RF control unit as a result of the launch of the S-2 control unit or that we will not experience increased levels of warranty costs associated with the new product. Further, we expect that we will continuously bring new generation products to market that may compliment or replace current products.* There can be no assurance that we can successfully manage these product transitions.

 We are dependent on single-source suppliers for components.

  We purchase certain key components of our products from single-source suppliers. There can be no assurance that the components obtained from the single-source suppliers will continue to be available in adequate quantities or, if required, that we will be able to locate alternative sources of such components on a timely and cost-effective basis. To date, we have not experienced significant adverse effects resulting from any shortage of components. However, there can be no assurance that the single-source suppliers will meet our future requirements for timely delivery of components of sufficient quality and in sufficient quantity.* The components may take several months to procure, and a significant increase of orders could lead to significant delays and control unit or device shortages. Such delays or shortages, particularly as we scale up our manufacturing activities in support of sales and distributor orders, would have a material adverse effect on our business, financial condition and results of operations.

 We are dependent upon key personnel.

  Our future success depends in significant part upon the continued service of certain key scientific, technical and management personnel and our continuing ability to attract and retain highly qualified scientific, technical and managerial personnel.* Competition for such personnel is intense, and there can be no assurance that we can retain our key scientific, technical and managerial personnel or that we can attract, assimilate or retain other highly qualified scientific, technical and managerial personnel in the future. We have taken steps to retain our key employees, including the granting of stock options that vest over time. The loss of key personnel, especially if without advanced notice, or the inability to hire or retain qualified personnel could have a material adverse effect upon our business, financial condition and results of operations.

  Due to the factors noted above, our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by security analysts could have an immediate and significant adverse effect on the trading price of our common stock.

ITEM 2. PROPERTIES

  We lease an approximately 20,000 square foot light industrial facility in Sunnyvale, California, under a lease that terminates in 2002, with an option to extend to 2007. We believe that our facility is adequate to meet our current requirements. We anticipate requiring additional space within 12 to 18 months. In addition, we lease an approximately 2,500 square foot sales office facility in Eindhoven, The Netherlands, under a lease that terminates in 2000.

ITEM 3. LEGAL PROCEEDINGS

  We are not party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Our Common Stock is traded on the NASDAQ National Market under the symbol "SOMN". The following table sets forth the range of the high and low sales prices by quarter as reported on the NASDAQ National Market from November 5, 1997, the date the Common Stock commenced trading.

   Quarter Ended                                                 High     Low
   -------------                                                 ----     ---
   1997: Fourth Quarter (from November 5, 1997)................ $14 1/4 $9 3/7
   1998: First Quarter......................................... $12 7/8 $8 1/8
   1998: Second Quarter........................................ $13 5/8 $6 13/16
   1998: Third Quarter......................................... $ 8 1/2 $3
   1998: Fourth Quarter........................................ $ 5 1/8 $1 3/16

  As of December 31, 1998, the number of common stockholders of record was
157. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

  In November 1997, we completed our initial public offering (the "IPO") of 4,600,000 shares (including the exercise of the underwriter's over-allotment option consisting of 600,000 shares) of our Common Stock, $0.001 par value per share, at a public offering price of $10.50 per share pursuant to a registration statement on Form S-1 (File No. 333-35401) filed with the Securities and Exchange Commission. All of the shares registered were sold. J.P. Morgan & Co., UBS Securities and Smith Barney Inc. were the managing underwriters of the IPO. Aggregate gross proceeds to us from the IPO (prior to deduction of underwriting discounts and commissions and expenses of the offering) were $48,300,000. There were no selling stockholders in the IPO.

  We paid underwriting discounts and commissions of approximately $3,400,000 and other expenses of approximately $1,100,000 in connection with the IPO. The total expenses paid by us in the IPO were approximately $4,500,000 and the net proceeds to us in the IPO were approximately $43,800,000.

  From November 5, 1997, the effective date of the Registration Statement, to December 31, 1998, the approximate amount of net proceeds used from the Offering were $4.9 million for research and development, clinical trials and regulatory matters, $3.6 million to manufacture product and further develop manufacturing expertise and capabilities, $7.7 million to improve and expand financial capabilities, to enhance financial reporting systems, to expand sales and marketing efforts, and for other general corporate purposes and $700,000 for the acquisition of fixed assets. The remaining net proceeds from the IPO continue to be held in temporary cash and cash equivalent investments.

  All amounts represent estimates of direct or indirect payments of amounts to third parties. No amounts were paid directly or indirectly for the above purposes to directors or officers of Somnus, other than in the ordinary course of business, to persons owning ten percent or more of any class of equity securities of Somnus, or to affiliates of Somnus. The use of proceeds described above do not represent a material change in the use of proceeds describe in the Offering prospectus.

ITEM 6. SELECTED FINANCIAL DATA

                      Summary Consolidated Financial Data

                                                                 Period from
                                                                  Inception
                                     Year Ended   Year Ended  (January 19, 1996)
                                    December 31, December 31,  to December 31,
                                        1998         1997            1996
                                    ------------ ------------ ------------------
                                      (in thousands, except per share amounts)
Consolidated Statements of
 Operations Data:
Total revenues....................    $  7,356     $  2,574        $   --
Costs and expenses:
  Manufacturing start-up costs and
   costs of revenues..............       5,565        3,110            403
  Research and development........       8,220        6,033          1,303
  Selling, general and
   administrative.................      14,953        6,741          1,489
                                      --------     --------        -------
Total costs and expenses..........      28,738       15,884          3,195
                                      --------     --------        -------
Loss from operations..............     (21,382)     (13,310)        (3,195)
Other income, net.................       2,054          553             98
                                      --------     --------        -------
Net loss..........................    $(19,328)    $(12,757)       $(3,097)
                                      ========     ========        =======
Net loss per share:
  Basic and Diluted...............    $  (1.41)    $  (3.02)       $ (1.61)
                                      ========     ========        =======
Shares used in computing per share
 amounts:
  Basic and Diluted...............      13,717        4,224          1,922
                                      ========     ========        =======

                                          December 31, December 31, December 31,
                                              1998         1997         1996
                                          ------------ ------------ ------------
                                                      (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents................   $ 32,280     $ 45,145     $ 8,829
Working capital..........................     27,742       43,736       7,982
Total assets.............................     36,512       48,227      10,031
Long-term obligations....................        --           --          773
Accumulated deficit......................    (35,182)     (15,854)     (3,097)
Total stockholders' equity...............     29,428       45,620       8,353

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information set forth in this Item 7 below contains forward-looking statements (designated by an *), and the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of factors, including those set forth above under "Additional Risk Factors."

Overview

  We design, develop, manufacture and market innovative medical devices that utilize our proprietary RF technology for the treatment of upper airway disorders. Our SomnoplastySM System provides physicians with a suite of products designed to offer minimally invasive, curative treatment alternatives for disorders of the upper airway, including obstructive sleep apnea (OSA), enlarged turbinates and snoring.

  We have a limited history of operations that, to date, has consisted primarily of research and development, product engineering, seeking clearance of our products from the Food & Drug Administration (FDA), initial development of a direct sales force in the United States and internationally, and training international distributor employees for distribution of the Somnoplasty System in the European Union (EU), Australia, Southeast Asia and certain other areas. We commercially introduced the Somnoplasty System internationally, through Medtronic, beginning in June 1997. One month later, after receiving 510(k) clearance from the FDA for the use of the Somnoplasty System to treat snoring, we began direct sales of the Somnoplasty System in the United States. We since received FDA clearance to treat enlarged turbinates in December 1997 and OSA in November 1998. During the third quarter of fiscal 1998 we terminated our relationship with Medtronic and established a European headquarters in The Netherlands. This headquarters is responsible for:

  . establishing and managing relationships with key distributors throughout Europe,

  .  marketing the Somnoplasty System throughout Europe and

  .  providing clinical support.

  Product shipments are made directly from our facility in the United States to the distributor. We have a distributor agreement in Brazil and LOIs in several other countries. We expect distribution agreements following these LOIs to be finalized within the first and second quarters of fiscal 1999.* We also expect to continue to identify qualified distribution partners intensifying our coverage of Europe.*

  In markets outside the United States and Europe, we are in the process of establishing relationships with distributors that can provide us with access to an established network for the marketing and distribution of the Somnoplasty System.* We have an agreement with a distributor in Canada.

  We plan to continue to hire additional management and engineering personnel to support and develop manufacturing expertise and larger scale manufacturing capacity expansion as required to support the current and anticipated growth.* Additionally, we will invest in further production equipment, vertical integration and facility expansion to reduce manufacturing costs, reduce manufacturing cycle time and increase production capacity.* During the fourth quarter of fiscal 1998, we commenced certain manufacturing facility expansion and improved layout for increased capacity, process improvement and quality control to support such growth. Personnel hires and capital expenditures will require operating capital on an ongoing basis. We will continue to expand our internal reporting capabilities and further strengthen systems to manage our expanding business.*

  This current and anticipated significant growth of our personnel, sales and scope of operations may place considerable strain on our management, financial, manufacturing and other capabilities, procedures and controls. There can be no assurance that any existing or additional capabilities, procedures or controls will be adequate to support our operations or that our capabilities, procedures or controls will be designed, implemented or improved in a timely and cost-effective manner. Failure to implement, improve and expand such capabilities, procedures and controls in an efficient manner could have a material adverse effect on our business, financial condition and results of operations.

  We are building a direct sales force to cover the United States. Presently the sales force consists of a Vice President of North American Sales, two domestic regional sales managers, ten domestic sales representatives and one clinical specialist. During fiscal 1998 we hired a Vice President and General Manager of European Sales & Marketing and business managers to manage distributors in European countries. Medtronic previously distributed our products in Europe. Somnus and Medtronic have cooperatively transitioned product distribution rights back to Somnus. Additionally, we have entered into an agreement with a distributor in Canada and plan to enter into agreements for product distribution in Japan and other international markets.* We anticipate significant short-term expenditures in the development of our direct and indirect sales infrastructure.*

  As of December 31, 1998, we have incurred cumulative losses from inception of approximately $35,182,000. Moreover, we expect to incur significant additional operating losses over the next couple of years primarily due to the development of our manufacturing and sales and marketing capabilities along with ongoing research and development efforts, including clinical studies and expenses associated with our patent portfolio.* Our limited operating history makes accurate prediction of future operating results difficult or impossible.

  Future revenues and results of operations may fluctuate significantly from quarter to quarter or year to year and will depend upon numerous factors, including the extent to which our products gain market acceptance, the scale-up of manufacturing capabilities, the expansion of sales and marketing activities, competition, the timing and success of new product introductions by us or our competitors, the timing of regulatory clearances or approvals of those new products and the ability of us to market our products in the United States and internationally. Accordingly, interim period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indicators of likely future performance or annual operating results.

  Our business and financial results could be materially adversely affected in the event that we are unable to market the Somnoplasty System effectively, anticipate customer demand accurately or effectively manage new product launches, pricing and cost containment pressures in health care. Our operations and financial results could also be significantly affected by international factors, including oversight by numerous regulatory agencies, changes in foreign currency exchange rates and foreign economic and political conditions.

Results of Operations

 Net revenues

  Our revenues for fiscal 1998 and fiscal 1997 are derived primarily from sales of our Somnoplasty System, consisting of the 215 RF and S-2 control units and disposable devices, to private practices, hospitals, clinics and sleep clinics. Net revenues increased in fiscal 1998 to $7,356,000 from $2,574,000 in fiscal 1997, an increase of $4,782,000 or 186%. This increase was primarily due to the sale of control units, boosted by the introduction of the new S-2 control unit during the third quarter and increased handpiece shipments driven off the higher installed base plus additional indications treatable with the Somnoplasty system. During fiscal 1998 (our first full year of product shipments) and 1997, net revenues were attributable to sales to customers principally in the United States. We expect that the sale of control units will continue to constitute a significant percentage of our total revenues in the near term as we build an installed base of users. However, we expect disposable devices to increase as a percentage of total revenue, year over year.*

 Manufacturing start-up costs and costs of revenues.

  Manufacturing start-up costs and costs of revenues increased $2,455,000, 79% to $5,565,000 in fiscal 1998 from $3,110,000, in the prior year. Manufacturing start-up costs and costs of revenues consist of raw materials, subassemblies and completed electronics, quality assurance and warranty costs. The cost of product, salaries and employee related expenses, and the costs of establishing and expanding manufacturing capabilities, including a one-time charge of approximately $200,000 relating to certain manufacturing process issues in the fourth quarter of fiscal 1998, account for the majority of the increase from fiscal 1997 to fiscal 1998. We believe that manufacturing start-up costs and costs of revenues will increase in absolute dollars but may fluctuate as a percentage of revenues.*

 Research and development expenses.

  Research and development costs for fiscal 1998 were $8,220,000, compared to $6,033,000 for the prior year, an increase of $2,187,000, 36%. Research and development expenses are comprised of salaries, prototype development costs, costs associated with intellectual property, and clinical trial and regulatory approval expenses.

  The increase in expenses is primarily due to increased salaries and employee related expenses of $2,533,000 in fiscal 1998 versus $1,794,000 in the prior year, increased consulting fees of $1,145,000 compared to $400,000, increased patent legal expenses of $835,000 versus $369,000 in the prior year period and a higher level of general infrastructure costs, including facilities, information systems and quality assurance. Included in the 1998 employee related expenses is approximately $753,000 of non-cash stock compensation charges resulting from stock option grants, compared to $548,000 for the prior year period. These additional expenses were partially offset by lower spending on clinical trial and prototype costs of approximately $1,640,000 as compared to approximately $2,434,000 in the prior year period.

 Selling, general and administrative.

  Selling, general and administrative ("SG&A") expenses for fiscal 1998 were $14,953,000, compared to $6,741,000 for fiscal 1997 an increase of approximately, $8,212,000 or 122% including approximately $1,600,000 in one-time charges. SG&A expenses consist of executive salaries, professional fees (including consulting, accounting, legal and risk management), facilities overhead, accounting and human resources and general office administration expenses.

  The increase in SG&A is primarily due to increased salaries and employee related expenses of $8,051,000 for fiscal 1998, compared to $2,838,000 for the prior year period, due to increased headcount, higher levels of commission on higher sales volumes, the European Office and one time charges of approximately $1,645,000 in connection with the transition of our former Chief Executive officer and Chairman of the Board to Chief Technical Officer and Board Director, severance of our former Chief Financial Officer and certain other executives. These one-time charges are comprised of approximately $790,000 in non-cash stock compensation and approximately $855,000 of cash related compensation. Employee related expenses also include expenses of $2,058,000 increased from $699,000 for the prior year period relating to non-cash stock compensation charges resulting from stock option grants including our executive employment status changes noted above and consultant awards. Increased selling expenses included commissions, travel and entertainment costs of $882,000, versus $194,000 for the prior year period and sales samples costs incurred in 1998 of $320,000. Costs of development of marketing literature and campaigns, tradeshow attendance, and an extensive ongoing public relations effort to promote the Somnoplasty System totaled approximately $1,494,000 in fiscal 1998, compared to $620,000 for the prior year period.

 Interest and other income.

  Interest and other income for fiscal 1998 was $2,059,000, compared to $735,000 for the prior-year period. The increase is attributable to interest income earned by Somnus on an increased outstanding balance of cash and cash equivalents, invested from the proceeds of the IPO. Interest expense was $5,000 for fiscal 1998, compared to $182,000 in the prior-year period. The decrease was due to the repayment of borrowings under the equipment lease line of credit.

 Net loss.

  The net loss was $19,328,000 for fiscal 1998 and $12,757,000 for fiscal 1997, respectively. We expect that our operating losses will continue for at least the next couple of years and may increase in the short term, as we continue to invest substantial resources in product development, manufacturing and sales and marketing.

Fiscal 1997 Compared to the Period from Inception (January 19, 1996) to December 31, 1996

 Net Revenues.

  Our revenues through December 31, 1997 were derived from sales of our Somnoplasty System, consisting of the 215 RF Control unit and SP 1000 and SP 2000 disposable devices (now no longer commercially available), to private practices, hospitals, clinics and sleep clinics. No revenues were recorded for the period from inception (January 19, 1996) to December 31, 1996 ("fiscal 1996"). For the year ended December 31, 1997 ("fiscal 1997"), net revenues, totaling $824,000, were attributable to sales to Medtronic and $1,750,000 to other customers principally in the United States.

 Manufacturing start-up costs and costs of revenues.

  Manufacturing start-up costs and costs of revenues were $403,000 in fiscal 1996 and $3,110,000 in fiscal 1997. Manufacturing start-up costs and costs of revenues consist of raw materials, subassemblies and completed electronics, quality assurance and warranty costs. The cost of purchased materials, the costs of prototypes, and the costs of establishing manufacturing capabilities account for the majority of the increase from fiscal 1996 to fiscal 1997.

 Research and development expenses.

  Research and development expenses were $1,303,000 in fiscal 1996 and $6,033,000 in fiscal 1997. Research and development expenses are comprised of salaries, prototype development costs and clinical trial and regulatory approval expenses. The increases between the comparison periods reflect the increased expenditures incurred in the development of the Somnoplasty System, new development efforts for the control units and the disposable devices, initiation and expansion of clinical trials and expenses associated with regulatory approvals in the United States, the European Union and Australia. Clinical trial costs for fiscal 1997 were approximately $1,700,000 as compared to approximately $174,000 in fiscal 1996. Salaries of research and development personnel represented $322,000 and $1,130,000 in fiscal 1996 and fiscal 1997, respectively. Prototype and patent legal expenses increased to approximately $750,000 and $475,000 in fiscal 1997, as compared to $129,000 and $0 in fiscal 1996, respectively. The 1997 expenses also include approximately $548,000 of non-cash stock compensation charges resulting from stock option grants.

 Selling, general and administrative.

  Selling, general and administrative (SG&A) expenses were $1,489,000 in fiscal 1996 and $6,741,000 in fiscal 1997, respectively. SG&A expenses consist of executive salaries, professional fees, facilities overhead, accounting and human resources, general office administration expenses such as rent and facility costs. SG&A for fiscal 1997 included legal and accounting costs of approximately $426,000 and professional recruitment costs and other consultant fees of $358,000. The 1997 expenses also include $699,000 of non-cash stock compensation charges resulting from stock option grants. The increase between the comparison periods reflects the hiring of additional personnel, increased legal, accounting and insurance costs associated with being a public company, development of marketing literature and campaigns, an extensive public relations effort to promote the Somnoplasty System in conjunction with the product launch in June 1997 and additional market research into new product areas. The costs of public relations and advertising for the fiscal 1997 were approximately $890,000.

 Interest and other income, net.

  Interest and other income, net were $98,000 in fiscal 1996 and $553,000 for fiscal 1997. The increases were attributable to interest income earned by Somnus on our outstanding balance of cash and cash equivalents, invested from the proceeds of the Series C issuance and the IPO, net of interest expense on our lease line of credit obligations. Interest expense was $24,000 in fiscal 1996 and $182,000 in fiscal 1997. The increase was due to increased borrowings against the equipment lease line of credit.

Income Taxes

  As of December 31, 1998, we had federal and state net operating loss carryforwards of approximately $27,700,000 and $12,900,000, respectively. We also had federal and California research and development tax credit carryforwards of approximately $500,000. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2011 through 2018, if not utilized. The State of California net operating losses will expire at various dates beginning in 2001 through 2003, if not utilized. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the "Code"), and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards before becoming available to reduce our federal income tax liabilities. As of December 31, 1998, we had deferred tax assets of approximately $12,600,000, which have been fully offset by a valuation allowance. Deferred tax assets relate primarily to the net operating loss carryforwards.

Year 2000 Compliance

  Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. This may result in software failures or the creation of erroneous results.

  We have assessed and continue to assess our exposure to the Year 2000 problem. We believe our enterprise resource planning systems and networking systems are compliant and we are upgrading our telecommunications systems for Year 2000 compliance.* We also believe that our products are Year 2000 compliant. However, while we believe we have made significant progress in resolving known Year 2000 issues, sufficient testing has not been completed to fully validate the readiness of our systems and products. Additional testing and upgrades are planned during fiscal 1999 to reasonably ensure Year 2000 compliance for our operations.*

  We have also assessed and continue to assess the possible effect on our operations of the Year 2000 readiness of critical suppliers of products and services.* Our reliance on our key suppliers, and therefore on the proper functioning of their information systems and software, is increasing. We are in the process of contacting critical suppliers to gain assurance of their Year 2000 readiness. However, there can be no assurance all of these suppliers will be Year 2000 compliant and their failure to address Year 2000 issues could have an adverse effect on us.

  Although it is difficult to estimate the total Year 2000 project costs, our preliminary estimate is that such costs will total between approximately $100,000 and $200,000, which is not material to our business operations or financial condition.* There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. We have incurred approximately $50,000 through December 31, 1998 on this project. The expenses of the Year 2000 project are being funded from existing cash reserves and through operating cash flows.

  Somnus has not developed a formal comprehensive contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our operations. These contingency plans will be for certain mission critical operations for the period immediately subsequent to January 1, 2000 and will be formalized during the first half of fiscal 1999.* There can be no assurance that we will be able to develop a contingency plan that will adequately address issues that may arise in the year 2000. Our failure to develop and implement, if necessary, an appropriate contingency plan could have a material impact on our operations. Finally, we are also vulnerable to external forces that might generally affect industry and commerce, such as utility or transportation Year 2000 compliance failures and related service interruptions.

  We believe that we are unlikely to experience a material adverse impact on our financial condition or results of operations due to Year 2000 compliance issues within our operations.* However, since the assessment process is ongoing, Year 2000 compliance complications are not fully known, critical suppliers of components, services and others including utility companies are outside our control, and potential liability issues are not clear, the full potential impact of the Year 2000 on us is not known at this time.

Liquidity and Capital Resources

  Since inception through December 31, 1998, Somnus has financed our operations primarily through the private placement of equity securities, bank loans, lease lines of credit, stockholder loans and our November 1997 IPO. From inception, we raised approximately $16,400,000 in net proceeds from private equity financing. We raised an additional $43,756,000 from our IPO, net of costs of $4,540,000.

  Cash and cash equivalents at December 31, 1998 were $32,280,000 compared to $45,145,000 at December 31, 1997.

  Net cash used in operating activities was approximately $12,438,000 for the twelve months ended December 31, 1998, compared to $9,521,000 for the prior-year period. Net cash used in operating activities differs from our net loss for these comparison periods primarily due to non-cash charges associated with the amortization of deferred compensation, the depreciation of property and equipment, and the increase in accounts payable and related accruals. These sources of funds were offset partially by an increase in accounts receivable and inventory, as we increase sales of our products and move more of the manufacturing operations in-house. Net cash used in investing activities was approximately $752,000 for the twelve months ended December 31, 1998, compared to $1,957,000 for the prior-year period, the net cash used in investing activities was primarily attributable to capital expenditures during these periods. Net cash provided by financing activities was approximately $325,000 for the twelve months ended December 31, 1998 and $47,795,000 for the prior-year period. Net cash provided by financing activities in 1998 is attributable primarily to the exercise of options. The net cash provided by financing activities for the twelve months ended December 31, 1997 included primarily the issuance of preferred stock, borrowings under a lease line of credit and proceeds from our IPO.

  We recorded deferred stock compensation expense for the difference between the exercise price and the fair value of our Common Stock for certain options granted and related to the severance of former executives including our Chief Executive Officer and our Chief Financial Officer. The total unamortized deferred stock compensation at December 31, 1998 is $450,000. We amortized deferred compensation expenses of approximately $2,811,000 in the twelve months ended December 31, 1998 compared to $1,252,000 for the respective 1997 period. The remainder of the deferred stock compensation will be amortized over the corresponding vesting period of each respective option, which is generally four years from date of original issuance.

  At December 31, 1998, our principal sources of liquidity consisted of $32,280,000 in cash and cash equivalents. There were no other material unused sources of liquid assets at December 31, 1998.

  We currently anticipate that our capital expenditure requirements will be approximately $1.0 million for the next twelve months.* These requirements relate primarily to the acquisition of computer hardware and software and for additional leasehold improvements to handle anticipated manufacturing expansion and headcount additions.*

  In October 1998, we announced that our board of directors has authorized a stock repurchase program permitting the purchase of up to 1,000,000 shares, at up to $5.00 per share, of our common stock in the open market. No shares had been repurchased by Somnus as of December 31, 1998. Subsequently Somnus has repurchased a nominal number of shares under the program.

  We anticipate that our existing resources will enable us to maintain our current and planned operations at least through the next twelve months.* However, there can be no assurance that we will not require additional funding prior to such time. Our future capital requirements will depend on many factors, including the ability of Somnus to establish and maintain strategic distributor relationships, the time and cost in obtaining regulatory clearances, competing technological and market developments, the cost of manufacturing and other factors. There can be no assurance that additional financing to meet our funding requirements will be available as needed. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. Insufficient funds may require Somnus to delay, scale back or eliminate some or all of our research or development programs or to relinquish rights to products at an earlier stage of development or on less favorable terms than we would otherwise seek to obtain. The failure of Somnus to raise capital when needed would have a material adverse effect on our business, financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to adverse shift in the interest rates we invest in short term securities and have maintained an average maturity of 3 months or less. Due to the nature of short term investments we have concluded that we do not have a material market risk exposure.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Somnus Medical Technologies, Inc.

  We have audited the accompanying consolidated balance sheets of Somnus Medical Technologies, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997 and for the period from inception (January 19, 1996) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Somnus Medical Technologies, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and for the period from inception (January 19, 1996) to December 31, 1996 in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Palo Alto, California
February 2, 1999

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

                          Consolidated Balance Sheets
                 (in thousands except share and per share data)

                                                      December 31, December 31,
                                                          1998         1997
                                                      ------------ ------------
Assets
Current assets:
  Cash and cash equivalents..........................   $ 32,280     $ 45,145
  Accounts receivable, net of allowances of $662 and
   $70 at December 31, 1998 and 1997, respectively...      1,329          662
  Inventories........................................        806          236
  Other current assets...............................        411          300
                                                        --------     --------
Total current assets.................................     34,826       46,343
Property and equipment...............................      1,601        1,822
Other assets.........................................         85           62
                                                        --------     --------
                                                        $ 36,512     $ 48,227
                                                        ========     ========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable...................................   $  1,521     $  1,112
  Accrued liabilities................................      2,174          542
  Accrued compensation...............................      1,858          509
  Accrued clinical costs.............................        675          269
  Deferred revenue...................................        856          175
                                                        --------     --------
Total current liabilities............................      7,084        2,607

Commitments

Stockholders' equity:
  Preferred stock, 5,000,000 shares authorized, par
   value $0.001 per share, no shares were outstanding
   at December 31, 1998 and 1997.....................        --           --
  Common stock, 50,000,000 shares authorized, par
   value $0.001 per share, shares issued and
   outstanding: 13,989,490 and 13,444,965 shares at
   December 31, 1998 and 1997, respectively..........         14           13
  Additional paid-in capital.........................     65,046       64,782
  Deferred stock compensation........................       (450)      (3,321)
  Accumulated deficit and accumulated comprehensive
   loss..............................................    (35,182)     (15,854)
                                                        --------     --------
Total stockholders' equity...........................     29,428       45,620
                                                        --------     --------
                                                        $ 36,512     $ 48,227
                                                        ========     ========

                            See accompanying notes.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

                     Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                                 Period from
                                                                  Inception
                                     Year Ended   Year Ended  (January 19, 1996)
                                    December 31, December 31,  to December 31,
                                        1998         1997            1996
                                    ------------ ------------ ------------------
Total revenues....................    $  7,356     $  2,574        $   --
Costs and expenses:
  Manufacturing start-up costs and
   costs of revenues..............       5,565        3,110            403
  Research and development........       8,220        6,033          1,303
  Selling, general and
   administrative.................      14,953        6,741          1,489
                                      --------     --------        -------
Total costs and expenses..........      28,738       15,884          3,195
                                      --------     --------        -------
Loss from operations..............     (21,382)     (13,310)        (3,195)
Interest and other income.........       2,059          735            122
Interest expense..................          (5)        (182)           (24)
                                      --------     --------        -------
Net loss..........................    $(19,328)    $(12,757)       $(3,097)
                                      ========     ========        =======
Net loss per share:
  Basic and Diluted...............    $  (1.41)     $ (3.02)       $ (1.61)
                                      ========     ========        =======
Shares used in computing per share
 amounts:
  Basic and Diluted...............      13,717        4,224          1,922
                                      ========     ========        =======

                            See accompanying notes.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

                Consolidated Statement of Stockholders' Equity
                    (in thousands except per share amounts)

                           Convertible                                                       Accumulated
                            Preferred                                                        Deficit and
                              Stock       Common Stock  Additional Receivable    Deferred    Accumulated     Total
                          --------------  -------------  Paid-In      from        Stock     Comprehensive Stockholders
                          Shares  Amount  Shares Amount  Capital   Stockholder Compensation     Loss         Equity
                          ------  ------  ------ ------ ---------- ----------- ------------ ------------- ------------
Issuance of common stock
 to founders at $0.001
 per share in exchange
 for cash and
 technology.............     --   $ --     2,335  $ 2    $   --       $ --        $  --       $    --       $      2
Issuance of common stock
 at $0.10 per share for
 services...............     --     --        30  --           3        --           --            --              3
Issuance of Series A
 convertible preferred
 stock at $1.00 per
 share in exchange for
 cash, net of issuance
 costs of $16...........   1,784      2      --   --       1,766        --           --            --          1,768
Issuance of Series B
 convertible preferred
 stock at $3.00 per
 share in exchange for
 cash, net of issuance
 costs of $845..........   3,500      3      --   --       9,651        --           --            --          9,654
Issuance of common stock
 upon exercise of stock
 options for cash,
 receivable and
 associated compensation
 related to 1996 stock
 option grants..........     --     --        98  --         549         (3)        (524)          --             22
Net loss and
 comprehensive loss.....     --     --       --   --         --         --           --         (3,097)       (3,097)
                          ------  -----   ------  ---    -------      -----       ------      --------      --------
Balances at December 31,
 1996...................   5,284      5    2,463    2     11,969         (3)        (524)       (3,097)        8,352
Issuance of Series C
 convertible preferred
 stock at $7.00 per
 share in exchange for
 cash, net of issuance
 costs of $60...........     714      1      --   --       4,939        --           --            --          4,940
Issuance of common stock
 upon exercise of stock
 options for cash.......     --     --       384  --          68        --           --            --             68
Repayment of receivable
 from stockholder.......     --     --       --   --         --           3          --            --              3
Conversion of Series A,
 B and C preferred stock
 to common stock upon
 consummation of IPO....  (5,998)    (6)   5,998    6        --         --           --            --            --
Issuance of common stock
 pursuant to IPO, net of
 issuance costs of
 $4,540.................     --     --     4,600    5     43,757        --           --            --         43,762
Deferred compensation
 related to grant of
 stock options..........     --     --       --   --       4,049        --        (4,049)          --            --
Amortization of deferred
 compensation...........     --     --       --   --         --         --         1,252           --          1,252
Net loss and
 comprehensive loss.....     --     --       --   --         --         --           --        (12,757)      (12,757)
                          ------  -----   ------  ---    -------      -----       ------      --------      --------
Balances at December 31,
 1997...................     --     --    13,445   13     64,782        --        (3,321)      (15,854)       45,620
Issuance of common stock
 upon exercise of stock
 options for cash.......     --     --       479    1        178        --           --            --            179
IPO issuance costs......     --     --       --   --        (127)       --           --            --           (127)
Deferred Compensation
 related to stock option
 grants.................     --     --       --   --         817        --          (817)          --            --
Amortization of deferred
 compensation...........     --     --       --   --         --         --         2,811           --          2,811
Reduction of deferred
 compensation upon
 cancellation of option
 grants.................     --     --       --   --        (877)       --           877           --            --
Issuance of shares under
 Employee Stock Purchase
 Plan...................     --     --        65  --         273        --           --            --            273
Net loss and
 comprehensive loss.....     --     --       --   --         --         --           --        (19,328)      (19,328)
                          ------  -----   ------  ---    -------      -----       ------      --------      --------
Balance at December 31,
 1998...................     --   $ --    13,989  $14    $65,046      $ --        $ (450)     $(35,182)     $ 29,428
                          ======  =====   ======  ===    =======      =====       ======      ========      ========

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                   Period from
                                                                    Inception
                                                                   (January 19,
                                          Year Ended   Year Ended    1996) to
                                         December 31, December 31, December 31,
                                            1998          1997         1996
                                         ------------ ------------ ------------
Cash flows used in operating activities
Net loss...............................   $ (19,328)   $ (12,757)    $ (3,097)

Adjustments to reconcile net loss to
 net cash used in operating activities:
  Amortization of deferred
   compensation........................       2,811        1,252          --
  Depreciation and amortization........         716          800          143
  Net book value of property, plant and
   equipment retirements...............         257          476          --
  Issuance of stock for non-cash
   consideration.......................         --           --            25
  Changes in operating assets and
   liabilities:
    Other current assets...............        (111)        (242)         (46)
    Accounts receivable................        (667)        (662)         (12)
    Inventories........................        (570)        (236)         --
    Other assets noncurrent............         (23)         (58)          (4)
    Accounts payable and accrued
     liabilities.......................       2,041        1,022          632
    Accrued compensation...............       1,349          440           69
    Accrued clinical costs.............         406          269          --
    Deferred revenue ..................         681          175          --
                                          ---------    ---------     --------
Net cash used in operating activities..     (12,438)      (9,521)      (2,290)

Cash flows used in investing activities
Capital expenditures...................        (752)      (1,957)      (1,283)

Cash flows provided by financing
 activities
Net proceeds from issuance of
 convertible preferred stock...........         --         4,940       11,422
Net proceeds from issuance of common
 stock.................................         325       43,829            2
Repayment of shareholder loan..........         --             3          --
Proceeds from borrowings under lease
 line of credit........................         --         1,956          977
Repayment of lease line of credit......         --        (2,933)         --
                                          ---------    ---------     --------
Net cash provided by financing
 activities............................         325       47,795       12,401
                                          ---------    ---------     --------
Net increase (decrease) in cash and
 cash equivalents......................     (12,865)      36,317        8,828
Cash and cash equivalents at beginning
 of period.............................      45,145        8,828          --
                                          ---------    ---------     --------
Cash and cash equivalents at end of
 period................................   $  32,280    $  45,145     $  8,828
                                          =========    =========     ========

Supplemental disclosure of cash flow
 information
Cash paid for interest.................   $       5    $     182     $     24

Supplemental schedule of non-cash
 investing and financing activities
Property and equipment acquired under
 lease line of credit..................   $     --     $   1,957     $    977
Deferred compensation related to grant
 of stock options, net.................   $     (60)   $   4,049     $    524
Issuance of Series B preferred stock in
 exchange for services.................   $     --     $     --      $    180

                            See accompanying notes.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

                  Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

 Organization, Ownership and Business

  Somnus Medical Technologies, Inc. ("Somnus"), was incorporated in Delaware on January 19, 1996. Somnus designs, develops, manufactures and markets medical devices that utilize proprietary radiofrequency technology for the treatment of upper airway disorders. Our Somnoplasty System is intended to offer minimally-invasive, curative treatment alternatives for disorders of the upper airway, including snoring, obstructive sleep apnea, enlarged turbinates and enlarged tonsils. In 1996, we established Somnus Medical Technologies Pty. Ltd. in Australia for purposes of conducting clinical research studies on behalf of Somnus. In September 1998 we established Somnus Medical Technologies B.V. in The Netherlands for purposes of managing a sales distributor network in Europe. Collectively, the entities are referred to as Somnus.

  From inception through mid 1997 our principal activities were recruiting personnel, raising capital and performing research and development. During 1997 we received Food and Drug Administration ("FDA") 510(k) clearance for the sale of our first products, to treat snoring and enlarged turbinates. In November 1998 we received an additional 510(k) FDA clearance to treat Obstructive Sleep Apnea ("OSA").

 Basis of Presentation

  The consolidated financial statements include the accounts of Somnus Medical Technologies, Inc. and our wholly owned subsidiaries, Somnus Medical Technologies Pty. Ltd and Somnus Medical Technologies, B.V. after elimination of all material intercompany balances and transactions.

 Reclassifications

  Certain prior year amounts have been reclassified to conform to the current year presentation.

 Revenue Recognition

  We generally recognize revenue at the time products are shipped or, for sales which are financed through third parties, upon acceptance from a third party leasing company of a customer lease and the related equipment. For shipments to distributors made under agreements that do not provide for right of return or price protection, revenue is generally recognized upon shipment. Allowances for product returns are provided for at the time of revenue recognition.

 Dependence on Distributors and Single-Source Suppliers

  Somnus entered into a Distribution Agreement with Medtronic Inc. ("Medtronic") on April 21, 1997 for a period of three years with defined minimum annual purchase requirements. The Agreement granted Medtronic exclusive distribution rights of certain of Somnus products in the European Union, Australia, Southeast Asia and certain other areas until April 21, 2000. As of September 1998 we terminated our relationship with Medtronic and established a European headquarters in The Netherlands. During 1998 Medtronic Europe was not a significant customer and in 1997 net sales of approximately $824,000 were transacted with Medtronic's European operations. There were no other single customers whose sales made up 10% or more of our revenue in fiscal 1998 or 1997.

  During 1997 and through mid 1998 we purchased what was our only commercially available radiofrequency ("RF") control unit from a single-source supplier. During 1998 we launched a new control unit product which we manufacture in-house, effectively replacing the prior version, which was manufactured by sub-contractors. Certain components continue to be purchased from single-source suppliers. Establishing additional or replacement suppliers for such control unit or certain of the components used in our products, if required, may

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

not be accomplished quickly and could involve significant additional costs. Any supply interruption from suppliers or failure of Somnus to obtain alternative suppliers for the control unit or such components would limit our ability to manufacture and sell our products and would have a material adverse effect on our business, financial condition and results of operations.

 Net Loss Per Share

  Basic and diluted earnings per share have been calculated using the weighted average common shares outstanding during the periods in accordance with Statements of Financial Accounting Standard No. 128 (SFAS 128) "Earnings Per Share" issued by the Financial Accounting Standards Board and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (SAB 98).

  We have securities outstanding that could dilute basic earnings per share in the future that were not included in the computation of net loss per share in the periods presented as their effect is antidilutive. For additional disclosures regarding potentially dilutive stock options, warrants and convertible preferred stock, see Note 7.

 Employee Stock Plans

  We account for our stock option plans and our employee stock purchase plan in accordance with the provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and have adopted the disclosure-only alternative of SFAS 123.

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

 Property and Equipment

  Property and equipment are stated at cost, net of accumulated amortization and depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, typically 1-5 years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease.

  We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less disposal costs.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

 Cash and Cash Equivalents

  Somnus considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. Somnus maintains deposits with a financial institution in the United States and we invest our excess cash in U.S. government obligations and securities which bear minimal risk. We had no short-term investments at December 31, 1998 or 1997.

  We classify our debt securities in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", at the time of purchase and reevaluate such designation as of each balance sheet date. At December 31, 1998 and 1997, all debt securities are designated as available-for sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders' equity. At December 31, 1998 and 1997, the fair value of investments approximates cost. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income and have been immaterial in all periods presented. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

 Concentration of Credit Risk

  Somnus invests cash which is not required for immediate operating needs principally in a diversified portfolio of financial instruments issued by institutions with strong credit ratings. By policy, the amount of credit exposure to any one institution, with the exception of U.S. government-backed securities, is limited. These investments are not collateralized and mature within two years. We have not experienced significant losses on these investments.

  Somnus maintains an allowance for uncollectible accounts receivable. Somnus performs ongoing credit evaluations of customers but does not require collateral. There have been no material losses on individual customer receivables.

 Advertising Expenses

  We expense the costs of advertising as incurred.

 Comprehensive Loss

  Effective January 1, 1998, We adopted SFAS No. 130 "Reporting Comprehensive Income". We have no material components of other comprehensive loss and, accordingly, the comprehensive loss is the same as net loss for all periods presented.

 Segment Information

  Effective January 1, 1998, we adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

  We have organized the business in one operating segment which includes activities relating to development, manufacturing and marketing of medical devices that utilize proprietary radiofrequency technology for the

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

treatment of upper airway disorders. Substantially all of our assets are in the United States and through December 31, 1998 we have derived our revenue primarily from our operations in the United States.

2. Financial Instruments

 The following is a table of available-for-sale securities (in thousands):

                                                       December 31, December 31,
                                                           1998         1997
                                                       ------------ ------------
     Money market funds...............................   $ 9,958      $ 6,958
     Certificates of deposit..........................     9,996       23,096
     Commercial paper.................................    11,947          --
     U.S. treasury bills..............................       --        14,893
                                                         -------      -------
                                                         $31,901      $44,947
                                                         =======      =======

  Included in cash and cash equivalents at December 31, 1998 and 1997 are $31,901,000 and $44,947,000, respectively, of available for sale securities, recorded at amortized cost, which approximates market value. These securities all mature within 3 months.

3. Property and Equipment

  Property and equipment consisted of the following (in thousands):

                                                       December 31, December 31,
                                                           1998         1997
                                                       ------------ ------------
     Machinery and equipment..........................   $ 1,257       $1,169
     Computer equipment...............................       862          699
     Furniture and fixtures...........................       610          509
     Purchased software...............................       317          294
                                                         -------       ------
                                                           3,046        2,671
     Less accumulated depreciation and amortization...    (1,445)        (849)
                                                         -------       ------
     Property and equipment, net......................   $ 1,601       $1,822
                                                         =======       ======

4. Inventories

  Inventories consisted of the following (in thousands):

                                                       December 31, December 31,
                                                           1998         1997
                                                       ------------ ------------
     Raw materials....................................     $399         $ 71
     Work-in-process..................................      111           77
     Finished goods...................................      296           88
                                                           ----         ----
                                                           $806         $236
                                                           ====         ====

5. Commitments

  We lease our Sunnyvale, California and The Netherlands facilities under operating lease agreements which expire on March 31, 2002, and 2000, respectively.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

  Future payments under non-cancelable operating lease arrangements at December 31, 1998 are as follows:

                                                                       Operating
                                                                        Leases
                                                                       ---------
     Years ending December 31 (in thousands):
     1999.............................................................  $  449
     2000.............................................................     466
     2001.............................................................     441
     2002.............................................................     111
     2003 and thereafter..............................................     --
                                                                        ------
     Total minimum payments...........................................  $1,467
                                                                        ======

  Rent expense for the years ended December 31, 1998, and 1997 and for the period from inception (January 19, 1996) to December 31, 1996 was approximately $417,000, $353,000 and $71,000 respectively.

6. Related Party Transactions

  Our operations, until the April 1996 issuance of Series A preferred stock, were funded by our former Chief Executive Officer's private holding company, VidaCare International, Inc. ("VidaCare"). The expenses consisted primarily of payroll, consultant and legal costs incurred in the establishment of the corporation and initial research and development efforts. Of the $214,000 incurred by VidaCare, $64,000 was converted into 64,000 shares of Series A preferred stock in May 1996 and $150,000 was repaid in cash in April 1996.

  Our Series B preferred stock issuance in September 1996 included a finder's fee to an entity associated with a member of the Board of Directors totaling 7% of the aggregate proceeds received by Somnus from the sale of Series B preferred stock. The agreement included a provision which allowed the entity to receive not less than 25% of the fee owed by Somnus in equity or debt instruments in Somnus. Pursuant to this clause, the total finder's fee owed of $710,000 was paid with 60,000 shares of Series B preferred stock valued at $3.00 per share and $530,000 in cash. The Series B preferred stock converted to common stock in conjunction with our initial public offering. This transaction has been included in the issuance costs of the Series B offering. Additionally, in connection with the Series B preferred stock financing, the entity associated with a director entered into an agreement with Somnus whereby for each 1% of the shares actually sold in our initial public offering that were purchased by investors or parties directly affiliated with the investors placed by the entity in the Series B preferred stock financing, the entity was granted options or warrants to purchase 1,000 shares of common stock at a price equivalent to the initial public offering price. Such options or warrants have a five-year term and are entitled to anti-dilution and piggyback registration rights. A total of 5,000 warrants were issued in January 1998 in consideration of this provision.

  During fiscal 1996, a company affiliated with a stockholder and member of the board of directors leased equipment with a value of $78,000 to Somnus. The lease agreement provides terms comparable to other lease agreements entered into by Somnus.

  In March 1998, we entered a Technology License Agreement with a certain company affiliated with a stockholder and member of the board of directors. This agreement allows us to make, sell or use our model 215 RF control unit with a certain field of radiofrequency volume tissue reduction related to the treatment of airway obstructions and other disorders of the head and neck. During fiscal 1998 we recorded a $50,000 one-time royalty fee. In June 1998 we introduced our new generation S-2 Control Unit and discontinued making the 215 RF product. No further payments are required under this agreement.

  In December 1998, we granted an irrevocable non-exclusive, worldwide right and license to a company affiliated to a stockholder and certain members of the board of directors to manufacture, use and sell RF control units based on

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

the licensed technology to treat structures, organs and tissues of the digestive tract and specifically excludes treatment of any body structure located above the upper esophageal sphincter. Under this agreement we received 175,000 shares of Series A Preferred Stock of that Company. We also received a technology license fee of $125,000 payable in two installments of $62,500 in December 1998 and $62,500 in February 1999. Documentation fees for design and manufacturing of $35,000 each are due in January 1999. The agreement also provides for reimbursement of 50% of an engineer's time commencing December 1998 and the provision of up to 20 control unit kits for $9,000 each. No kits had been purchased as of December 31, 1998. For the life of this agreement Somnus shall receive a royalty of 2.5% of the selling price on all RF control units using this technology, sold by the licensee.

7. Stockholders' Equity

 Preferred Stock

  On November 6, 1997, we completed an initial public offering of our shares pursuant to which we issued 4,600,000 common shares for net proceeds of approximately $43,800,000. Upon the closing of the initial public offering, all 5,998,000 outstanding shares of Convertible Preferred stock of Somnus were automatically converted into Common Stock on a share for share basis.

  In November 1998, we announced the adoption of a Preferred Shares Purchase Agreement (the agreement). Pursuant to the agreement, there will be a dividend distribution of one Preferred Share Purchase Right on each outstanding share of our Common Stock, commencing on November 18, 1998. Each right will entitle stockholders to buy one one-thousandth of a share of Preferred Stock at an exercise price of $18.00. The Rights will become exercisable following the tenth day after a person or group announces acquisition of, or commencement of a tender offer which would result in the acquisition of 15% or more of our Common Stock. Subject to certain restrictions, we will be entitled to redeem the Rights at $0.001 per Right at any time before they become exercisable. Subject to certain restrictions, at any time after an event triggering exercisability of the Rights at a discounted price and prior to the acquisition by the acquiring person of 50% or more of the outstanding Common Stock, the Board of Directors of Somnus may exchange the Rights (other than those owned by the acquiring person or our affiliates) for Common Stock of Somnus at an exchange ratio of one share of Common Stock per Right.

 Common Stock

  During 1996, we sold 2,335,000 and 30,000 shares of common stock to founders for $0.001 and $0.10 per share, respectively, of which certain shares are subject to repurchase rights which generally expire ratably over four years. Upon termination of service, any unvested shares may be repurchased by Somnus at the issuance price. The shares are not contingent upon any conditions other than a time period of employment. At December 31, 1997 and 1998, 707,000 and 340,000 shares, respectively, were subject to these repurchase rights held by Somnus. No shares have been repurchased by Somnus as of December 31, 1998.

  Somnus has reserved approximately 4,110,000 shares of common stock for future issuance under all stock option plans and stock purchase plans at December 31, 1998.

 1996 Stock Plan

  Under our 1996 Stock Plan (the "plan"), which was adopted in March 1996, options may be granted for common stock or common stock may be issued, pursuant to actions by the board of directors, to eligible participants. Options granted are either incentive stock options or nonstatutory stock options and are exercisable within the times or upon the events determined by the board of directors as specified in each option agreement. Incentive stock options granted under the Plan are at prices not less than 100% of the fair value at the date of grant, as determined by the board of directors. Nonstatutory options granted under the plan are at prices not less

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

than 85% of the fair value on the date of the grant. Stock options granted to a 10% stockholder shall not be less than 110% of the fair value at the date of grant. Stock sold under issuances are subject to repurchase by Somnus upon termination of the purchaser's employment or services at the price paid upon issuance. Options granted generally vest over a period of four years, with 25% of the options vesting on the first anniversary of the grant. The term of the plan is ten years.

 1997 Director Option Plan

  In August 1997, our Board of Directors (the "Board") adopted the 1997 Director Option Plan ("Director Option Plan").

 1997 Employee Stock Purchase Plan

  In August 1997, the Board of Directors adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan"), which is designed to allow eligible employees of Somnus to purchase shares of common stock at semiannual intervals through their periodic payroll deductions. The Purchase Plan has been implemented in a series of successive offering periods, each with a maximum duration of 24 months. Eligible employees can have up to 10% of their base salary deducted that is to be used to purchase shares of common stock on specific dates determined by the Board of Directors provided that in no event shall an employee be permitted to purchase during each purchase period more than 2,500 shares of our common stock, subject to a maximum of $25,000 worth of common stock per calendar year. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. We do not recognize compensation cost related to employee purchase rights under the Purchase Plan.

  The following table summarizes stock option activity (shares in thousands):

                                                  Outstanding Stock Options
                                                  -------------------------
                                                                    Weighted
                                                                    Average
                                                                    Exercise
                                         Shares    Number of         Price
                                        Available    Shares        Per Share
                                        --------- ------------    -------------
     Original authorization of shares.      865
       Additional shares authorized
        for issuance..................    1,055
       Options granted................   (1,752)           1,752   $        0.17
       Options exercised..............      --               (98)  $        0.10
       Options canceled...............       16              (16)  $        0.10
                                         ------     ------------   -------------
     Balance at December 31, 1996.....      184            1,638   $        0.17
       Additional shares authorized
        for issuance..................    1,780
       Options granted................   (1,463)           1,463   $        3.59
       Options exercised..............      --              (383)  $        0.19
       Options canceled...............      281             (281)  $        1.12
                                         ------     ------------   -------------
     Balance at December 31, 1997.....      782            2,437   $        2.12
       Additional shares authorized
        for issuance..................    1,250
       Options granted................   (1,547)           1,547   $        4.88
       Options exercised..............      --              (479)  $        0.42
       Options canceled...............      893             (893)  $        6.22
                                         ------     ------------   -------------
     Balance at December 31, 1998.....    1,378            2,612   $        2.70
                                         ======     ============   =============

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

  At December 31, 1998 and 1997 options to purchase 915,000 and 385,000 shares, respectively, were exercisable.

  The following table summarizes information about options outstanding at December 31, 1998 (shares in thousands):

                        Options Outstanding       Weighted       Exercisable Options
                      ------------------------     Average     ------------------------
                                   Weighted       Remaining                 Weighted
     Range of         Number of    Average     ContractualLife Number of    Average
     Exercise Price    Shares   Exercise Price   (in years)     Shares   Exercise Price
     --------------   --------- -------------- --------------- --------- --------------
     $ 0.10 - 0.10        404       $ 0.10          7.55          224        $ 0.10
       0.30 - 0.70        413         0.45          8.12          186          0.41
       3.00 - 3.50      1,554         3.23          8.24          408          3.08
       6.38 - 10.75       241         7.48          8.77           97          7.33
                        -----       ------          ----          ---        ------
     $ 0.10 - 10.75     2,612       $ 2.70          8.16          915        $ 2.26
                        =====       ======          ====          ===        ======

  On September 18, 1998, we effected an option exchange program to allow employees (excluding executive officers) to exchange 436,168 options to purchase shares with an exercise price between $7.50 and $10.75 for options with an exercise price of $3.375 (the fair value of our stock on September 18, 1998). All of the re-priced options continue to vest under the original terms of the option grants. In exchange for the offer to re-price stock options, employees agreed to a moratorium on exercising re-priced options until September 18, 1999. Additionally, if an employee voluntarily terminates employment with Somnus prior to September 18, 1999, all vested shares at the date of termination relating to re-priced stock options will be canceled and forfeited.

  In October 1998, we announced that our board of directors has authorized a stock repurchase program permitting the purchase of up to 1,000,000 shares, at up to $5.00 per share, of our common stock in the open market. No shares had been repurchased by Somnus as of December 31, 1998. Subsequently Somnus has repurchased a nominal number of shares under the program.

 Pro Forma Disclosures

  We elected to follow APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for our employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Somnus, under APB No. 25, generally does not recognize compensation expense as the exercise price of our employee stock options equals the market price of the underlying stock on the date of the grant.

  Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, which also requires that the information be determined as if we accounted for our employee stock options granted subsequent to December 31, 1995 under the fair value method of this statement.

  The fair value for options granted prior to our initial public offering in November 1997 and granted in 1998 were estimated at the date of grant using the minimum value method, assuming no dividends, an expected life of four years for 1998 and between two and three years for 1997 and the period from inception (January 19, 1996) to December 31, 1996, volatility of 70% for 1998 and nominal volatility for 1997 and the period from inception (January 19, 1996) to December 31, 1996 and a risk free interest rate of 5.2% for 1998 and 5.3% for 1997 and for the period from inception (January 19, 1996) to December 31, 1996.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

  Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No.123, our net loss and loss per share would have been increased to the pro forma amounts indicated below.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period (for stock options) and the six month purchase period for stock purchases under the Stock Purchase Plan. Our pro forma information is as follows (in thousands, except per share amounts):

                                                                   Period from
                                                                    Inception
                                                 Year Ended        (January 19,
                                                December 31,         1996) to
                                             --------------------  December 31,
                                               1998       1997         1996
                                             ---------  ---------  ------------
     Pro forma net loss..................... $ (21,818) $ (12,868)  $   (3,102)
     Pro forma basic and diluted net loss
      per share............................. $   (1.60) $   (3.05)  $    (1.61)

  Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1995, our pro forma effect will not be fully reflected until subsequent years. The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures in future years.

 Warrants

  In connection with equipment term loans in 1996, we issued warrants to purchase 37,500 shares of Series A preferred stock at $1.00 per share and 25,000 shares of Series B preferred stock at $3.00 per share which were converted to common stock warrants in conjunction with the IPO. These warrants may be exercised at any time prior to June 24, 2006 and October 1, 2001, respectively. The values of these warrants were determined by Somnus to be immaterial for financial statement purposes. Warrants outstanding at December 31, 1998 were 62,500.

 Stock Compensation

  We recorded deferred compensation of approximately $4,049,000 and $546,000 during the year ended December 31, 1997 and during the period from inception (January 19,1996) through December 31, 1996, respectively. These amounts represent the difference between the exercise price and the deemed fair value of certain of our stock options granted in these periods. Deferred compensation recorded is amortized over the period that the options vest and is adjusted for options which have been canceled. During the fiscal years ended December 31, 1998 we recorded deferred compensation with respect to stock options granted to consultants and as a result of changing the vesting terms of certain employee stock options totaling $817,000. There were no significant grants of stock options to consultants in 1997. Deferred compensation expense was $2,811,000, $1,252,000 and $22,000, respectively, during 1998, 1997 and the period from inception (January 19, 1996) to December 31, 1996.

  At December 31, 1998, Somnus has a total of $450,000 remaining to be amortized over the corresponding vesting period of each respective option, generally four years.


8. Employee Benefit Plan

  We have a 401(k) Plan which stipulates that all full-time employees with at least 60 days of employment can elect to contribute to the 401(k) Plan, subject to certain limitations, up to 15% of salary on a pretax basis. We have the option to provide matching contributions but have not done so to date.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

9. Income Taxes

  As of December 31, 1998, we had federal and state net operating loss carryforwards of approximately $27,700,000 and $12,900,000, respectively. We also had federal and California research and development tax credit carryforwards of approximately $500,000. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2011 through 2018, if not utilized. The State of California net operating losses will expire at various dates beginning in 2001 through 2003, if not utilized.

  Utilization of our net operating loss carryforwards and credits may be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

                                                       December 31, December 31,
                                                           1998         1997
                                                       ------------ ------------
     Net Operating Loss Carryforwards.................  $   10,200   $   5,000
     Research Credits Carryforwards...................         700         400
     Capitalized Research and Development.............         900         400
     Other............................................         800         --
                                                        ----------   ---------
     Total Deferred Tax Assets........................  $   12,600   $   5,800
     Valuation Allowance..............................     (12,600)     (5,800)
                                                        ----------   ---------
     Net Deferred Tax Assets..........................  $      --    $     --
                                                        ==========   =========

  Because of our lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $4,600,000 during the year ended December 31, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable

                                   PART III

  Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A with respect to the 1998 Annual Meeting of Stockholders (the "Proxy Statement") and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Certain of the information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal No. 1 -- Election of Directors" in the Proxy Statement.

  The executive officers of the Registrant, who are elected by the board of directors, are as follows:

     Name                            Age Position
     ----                            --- --------
     John G. Schulte(1)............. 50  President, Chief Executive Officer
                                         And Director

     Donald R. Bruce(2)............. 48  Vice President, Worldwide Sales

     Robert D. Campbell............. 44  Vice President, Sales

     Eve A. Conner, Ph.D............ 53  Vice President, Clinical And
                                         Regulatory Affairs

     Eric N. Doelling............... 40  Executive Vice President, Chief
                                         Operating Officer

     Stuart D. Edwards(3)........... 53  Chief Technical Officer and Director

     Robert D. McCulloch............ 37  Vice President, Finance, Chief
                                         Financial Officer (Principal
                                         Financial and Accounting Officer)

     Robert McNamara(2)............. 42  Executive Vice President, Chief
                                         Financial Officer

--------
(1) Assumed this position on January 1, 1999.

(2) Discontinued employment during fiscal 1998.

(3) Transitioned from Chief Executive Officer and Chairman of the Board on January 1, 1999.

  JOHN G. SCHULTE has served as President, Chief Executive Officer and Director of the Company since January 1999. From 1997 until December 1998, Mr. Schulte was President, Surgical Products Division of Genzyme. Corporation. From 1996 to 1997, he was Senior Vice President and General Manager for Target Therapeutics, Inc. From 1992 to 1996, Mr. Schulte was President of the US Catheters and Instruments Division of C. R. Bard, Inc.. Prior to that, Mr. Schulte served as President and Chief Executive Officer of Crystals Products, Inc., a start-up diagnostics firm. He is a member of the Board of Directors of Spectranetics Corporation. Mr. Schulte holds a B.A. from the College of the Holy Cross and an M.B.A. from Boston University.

  DONALD R. BRUCE served as Vice President, Worldwide Sales of the Company from March 1997 to December 1998. From June 1996 until March 1997, he was a Principal of drb International, a sales consulting firm to medical device companies. From 1977 until June 1996, Mr. Bruce worked for Xomed, Inc., an otolaryngology device company, in several capacities, including, most recently, Vice President of International Sales and Marketing. Mr. Bruce holds a B.S. in Biology from the University of Minnesota where he served as the manager of the ear, nose and throat research laboratory.

  ROBERT D. CAMPBELL has served as Vice president of Sales for the Company since June 1998. From 1997 to June 1998, Mr. Campbell was Western Regional Sales Manager, Director of Sales and VP of North

American Sales for the Company. From 1995 to 1997 Mr. Campbell was a sales representative with Karl Storz Endoscopy Inc. From 1994 to 1995, he was Regional Manager for Enterprise Systems, Inc., a manufacturer of software for hospital inventory management and scheduling. From 1992 to 1994 Mr. Campbell owned and managed a business in a non-related industry. Prior to that Mr. Campbell was Vice President of Corporate Accounts for Criticare Systems, Inc., and held several sales management positions at Nellcor Puritan Bennett Inc., a developer of diagnostic and therapeutic products for respiratory disorders.

  EVE A. CONNER, PH.D. served as Vice President, Clinical and Regulatory Affairs of the Company from August 1996 to December 1998. From October 1991 to June 1996, she served as Vice President, Regulatory/Clinical Affairs and Quality Assurance for Baxter Healthcare Corporation's Novacor Division.
Dr. Conner holds a B.A. in Biology and Chemistry from Keuka College and a Ph.D. in Pharmacology/Toxicology from the University of Minnesota.

  ERIC N. DOELLING has served as Executive Vice President, Chief Operating Officer of the Company since July 1996 and as a Director since November 1996. From 1993 until 1996, Mr. Doelling was Vice President, Manufacturing of Cardiac Pathways Corporation, a medical device company. Prior to that Mr. Doelling was Vice President of Operations for Spectranetics, Inc. Mr. Doelling holds both a B.S. and an M.B.A. from Rensselaer Polytechnic Institute.

  STUART D. EDWARDS is founder of the Company and has served as Chief Technical Officer and Director of the Company since January 1999. From 1996 to December 1998, Mr. Edwards served as Chairman of the Board, Chief Executive Officer and President of the Company. From 1992 to 1995, Mr. Edwards served as President, Chief Executive Officer and Chairman of the Board of VidaMed, Inc., a medical device company co-founded by Mr. Edwards which develops minimally invasive surgical systems. He continued to serve as President and Chief Executive Officer of VidaMed, Inc. until 1995. Mr. Edwards holds a Certificate in Mechanical Engineering from the Union of Educational Institutions in England.

  ROBERT D. MCCULLOCH has served as Vice President of Finance and Chief Financial Officer of the Company from August 1998. From October 1997 to August 1998, he served as Controller of the Company. From 1996 to 1997, Mr. McCulloch was Director of Accounting and Corporate Controller at Target Therapeutics, Inc. From 1991 to 1995 he served as General Accounting Manager/Business Process Manager at Anthem Electronics, Inc. He previously served eight years in public accounting with Price Waterhouse Coopers, LLP. Mr. McCulloch is a Chartered Accountant, a Certified Public Accountant, Cost and Management Accountant and holds a Bachelor of Commerce and Certificate in the Theory of Accountancy from Rhodes University.

  ROBERT E. MCNAMARA served as Chief Financial Officer of the Company from August 1997 to August 1998. From April 1995 until August 1997, Mr. McNamara served as Vice President of Finance and Administration and Chief Financial Officer of Target Therapeutics, Inc., a medical device manufacturer. From 1994 until 1995, Mr. McNamara served as Chief Financial Officer of Guittard Chocolate Co. From 1987 until 1994, Mr. McNamara held various financial management positions at Tandem Computers, Inc. He holds a B.S. from the University of San Francisco and an M.B.A. from the University of Pennsylvania's Wharton School.

ITEM 11. EXECUTIVE COMPENSATION

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A)1. FINANCIAL STATEMENTS

      The following Financial Statements of Somnus Medical Technologies, Inc. and Report of Ernst & Young LLP, have been provided as Item 8, above:

    Report of Ernst & Young LLP, Independent Auditors

    Consolidated Balance Sheets at December 31, 1998 and 1997

      Consolidated Statements of Operations, for the years ended December 31, 1998 and 1997 and for the period from inception (January 19, 1996) to December 31, 1996.

      Consolidated Statement of Stockholders' Equity, for the period from inception (January 19, 1996) to December 31, 1998

      Consolidated Statements of Cash Flows, for the years ended December 31, 1998 and 1997 and for the period from inception (January 19, 1996) to December 31, 1996.

    Notes to Consolidated Financial Statements

   2.FINANCIAL STATEMENT SCHEDULES

      The financial statement schedule entitled "Valuation and Qualifying Accounts" is included at page 53 of this Form 10-K.

      All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

   3.EXHIBITS

      Refer to (c) below.

  (B) REPORTS ON FORM 8-K

      Somnus was not required to and did not file any reports on Form 8-K during the period from December 31, 1998 to date of filing.

  (C) EXHIBITS

     Exhibit No. Description
     ----------- --------------------------------------------------------------
      3.1(1)     Amended and Restated Certificate of Incorporation.
      3.2(1)     Bylaws of the Registrant.
      4.1(1)     Specimen Common Stock Certificate.
     10.1(1)     Form of Indemnification Agreement for directors and officers.
     10.2(1)     Amended and Restated 1996 Stock Plan and form of agreement thereunder.
     10.3(1)     Restated Investors' Rights Agreement between the Registrant and the parties named therein dated as of April 21, 1997.
     10.4(1)     Letter Agreement dated June 6, 1996 between the Registrant and
                 Musket Research Associates.
     10.5(1)     Lease dated February 4, 1997 for the Registrant's headquarters in Sunnyvale, California.
     10.6(1)     Amended and Restated Loan and Security Agreement dated April
                 2, 1997 between the Registrant and Venture Lending.
     10.7(1)     Employment Letter Agreement dated May 8, 1996 between the
                 Registrant and Eric N. Doelling, and amendment thereto dated
                 August 26, 1996.
     10.8(1)     1997 Employee Stock Purchase Plan.
     10.9(1)     1997 Director Option Plan.
     10.10(1)    Lease Agreement dated July 1, 1996 between the Registrant and
                 RGL Leasing Co.
     10.11       Employment Letter Agreement dated July 15, 1998 between the
                 Registrant and Robert D. McCulloch.
     10.12       Employment Letter Agreement dated October 20, 1998 between the
                 Registrant and John G. Schulte.
     10.13       Amended Employment Letter Agreement dated November 2, 1998 between the Registrant and Stuart D. Edwards.
     10.14*      International Distribution Agreement dated July 20, 1998
                 between the Registrant and Ferrari Ind. Com. Aparelhos Medicos
                 Ltda.
     10.15*      Patent License Agreement dated January 30, 1998 between the
                 Registrant and Medtronic, Inc.
     10.16*      Exclusive Distributor Agreement dated November 20, 1998
                 between the Registrant and Carl Zeis Canada.
     10.17       Further Amendment to Employment Letter Agreement dated October
                 21, 1998 between the Registrant and Eric N. Doelling.
     21.1(1)     List of Subsidiaries of the Registrant.
     23.1        Consent of Ernst & Young LLP, Independent Auditors
     25.1        Power of Attorney (see page 52).
     27.1        Financial Data Schedule.

--------
 * Confidential Treatment has been requested for certain portions of this Exhibit.

(1) Filed as an Exhibit to Somnus Registration Statement on Form S-1 (File No. 333-35401) and incorporated herein by reference.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SOMNUS MEDICAL TECHNOLOGIES, INC.

                                                    /s/ John G. Schulte
                                          By:________________________________

                                                      John G. Schulte
                                               President and Chief Executive
                                                          Officer

                               POWER OF ATTORNEY

  KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Schulte and Robert McCulloch, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his or their substitute or substitutes, may do or cause to be done by virtue thereof.

  Pursuant to the requirements of the Securities Act of 1934, this report signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

       Signatures                      Title                        Date
       ----------                      -----                        ----

    /s/ John G. Schulte          President, Chief              March 29, 1999
-----------------------------    Executive Officer and
      (John G. Schulte)          Director

  /s/ Robert D. McCulloch        VP Finance, Chief             March 29, 1999
-----------------------------    Financial Officer
    (Robert D. McCulloch)        (Principal Financial and
                                 Accounting Officer)

     /s/ Gary R. Bang            Chairman of the Board of      March 29, 1999
-----------------------------    Directors
       (Gary R. Bang)

     /s/ Abhi Acharya            Director                      March 29, 1999
-----------------------------
       (Abhi Acharya)

   /s/ David L. Douglass         Director                      March 29, 1999
-----------------------------
     (David L. Douglass)

  /s/ Stuart D. Edwards          Chief Technical Officer       March 29, 1999
-----------------------------    and Director
     (Stuart D. Edwards)


    /s/ David B. Musket          Director                      March 29, 1999
-----------------------------
      (David B. Musket)

 /s/ Woodrow A. Myers, Jr.       Director                      March 29, 1999
-----------------------------
   (Woodrow A. Myers, Jr.)

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                     Balance at
                                     Beginning of                   Balance at
                                        Year      Charged to Costs  End of Year
                                    ------------- ----------------- -----------
Allowance for Doubtful Accounts
Year ended December 31, 1998.......     $  70           $ 591          $ 661
Year ended December 31, 1997.......     $ --            $  70          $  70
Year ended December 31, 1996.......     $ --            $ --           $ --