Form 10-Q
period 1999-03-31
SOMNUS MEDICAL TECHNOLOGIES INC
filed 1999-05-17
CIK 1026405

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON,  D.C.  20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                                     OR


[_] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________. TO ______________.


                       COMMISSION FILE NO.  000-23275


                      SOMNUS MEDICAL TECHNOLOGIES, INC.
           (Exact name of registrant as specified in its charter)


           Delaware                                              77-0423465
(State or other jurisdiction of                               (I.R.S.Employer
 incorporation or organization)                              Identification No.)

                              285 N. Wolfe Road
                         Sunnyvale, California 94086
        (Address of principal executive offices, including zip code)

                               (408) 773-9121
            (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

As of April 30, 1999, 14,093,457 shares of the Registrant's Common Stock were outstanding.

                      SOMNUS MEDICAL TECHNOLOGIES, INC.
                                    INDEX

PART I.  FINANCIAL INFORMATION                                              Page
------------------------------                                              ----


Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of
         March 31, 1999 and December 31,1998...................................3

         Condensed Consolidated Statements of Operations for the
         Three month periods ended March 31, 1999 and 1998.....................4

         Condensed Consolidated Statements of Cash Flows for the
         Three month periods ended March 31, 1999 and 1998.....................5

         Notes to Condensed Consolidated Financial Statements..................6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.........................8

Item 3.  Quantitative and Qualitative Disclosures of
         Market Risk..........................................................18


PART II.  OTHER INFORMATION
---------------------------

Item 2.  Changes in Securities and Use of Proceeds............................19

Item 6.  Exhibits and Reports on Form 8-K.....................................19

Signatures....................................................................20

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                     Condensed Consolidated Balance Sheets
                                (In thousands)


                                                                                           March 31,             December 31,
                                                                                               1998                      1998
                                                                                        (Unaudited)                       (*)
                                                                              ---------------------      --------------------
Assets
Current assets:
  Cash and cash equivalents                                                                $ 29,598                  $ 32,280
  Accounts receivable, net                                                                    1,547                     1,329
  Inventories                                                                                 1,126                       806
  Other current assets                                                                          304                       411
                                                                              ---------------------      --------------------
Total current assets                                                                         32,575                    34,826
Property and equipment, net                                                                   1,472                     1,601
Other assets                                                                                     91                        85
                                                                              ---------------------      --------------------
                                                                                           $ 34,138                  $ 36,512
                                                                              =====================      ====================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                                         $  1,633                  $  1,521
  Accrued liabilities                                                                         2,586                     2,174
  Accrued compensation                                                                        2,585                     1,858
  Accrued clinical costs                                                                        759                       675
  Deferred revenue                                                                            1,319                       856
                                                                              ---------------------      --------------------
Total current liabilities                                                                     8,882                     7,084

Stockholders' equity:
  Common stock                                                                                   14                        14
  Additional paid-in capital                                                                 64,910                    65,046
  Deferred stock compensation                                                                  (347)                     (450)
  Accumulated deficit                                                                       (39,321)                  (35,182)
                                                                              ---------------------      --------------------
Total stockholders' equity                                                                   25,256                    29,428
                                                                              ---------------------      --------------------
                                                                                           $ 34,138                  $ 36,512
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

                            See accompanying notes

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                     (In thousands, except per share data)



                                                                                    For the Three Months
                                                                                            Ended
                                                                             ----------------------------------
                                                                                  March 31,           March 31,
                                                                                       1999                1998
                                                                             --------------     ---------------
Revenue                                                                             $ 2,342             $ 1,685
Cost of sales                                                                         1,506               1,324
                                                                             --------------     ---------------
Gross Margin                                                                            836                 361
Operating expenses:
    Research and development                                                          1,871               2,382
    Selling, general and administrative                                               3,596               2,594
                                                                             --------------     ---------------
Total operating expenses                                                              5,467               4,976
                                                                             --------------     ---------------
Loss from operations                                                                 (4,631)             (4,615)

Interest and other income, net                                                          492                 542
                                                                             --------------     ---------------
Net Loss                                                                            $(4,139)            $(4,073)
                                                                             ==============     ===============
Net loss per share:
    Basic and Diluted                                                               $ (0.29)            $ (0.30)
                                                                             ==============     ===============
Shares used in computing per share amounts:
    Basic and Diluted                                                                14,077              13,479
                                                                             ==============     ===============

                            See accompanying notes

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                Condensed Consolidated Statements of Cash Flows
                           (Unaudited, In thousands)


                                                                                       For the Three Months Ended
                                                                                     March 31,                   March 31,
                                                                                          1999                        1998
                                                                         ---------------------        --------------------
Cash flows used in operating activities
Net loss                                                                               $(4,139)                    $(4,073)
Adjustments to reconcile net loss to net cash used in operating activities:
 Amortization of deferred compensation                                                     103                         570
 Depreciation and amortization                                                             243                         218
 Changes in operating assets and liabilities:
    Other current assets                                                                   106                         (69)
    Accounts receivable                                                                   (218)                       (603)
    Inventories                                                                           (320)                         (6)
    Other assets noncurrent                                                                 (6)                        (47)
    Accounts payable and other accrued liabilities                                         524                          36
    Accrued compensation                                                                   727                         250
    Accrued clinical costs                                                                  84                         447
    Deferred revenue                                                                       463                         (40)
                                                                         ---------------------        --------------------
Net cash used in operating activities                                                   (2,433)                     (3,317)
                                                                         ---------------------        --------------------
Cash flows used in investing activities
  Capital expenditures                                                                    (114)                       (175)
  Repurchase of common stock                                                              (196)                          -
                                                                         ---------------------        --------------------
Net cash used in investing activities                                                     (310)                       (175)
                                                                         ---------------------        --------------------
Cash flows provided by financing activities
Net proceeds from issuance of common stock                                                  60                          27
                                                                         ---------------------        --------------------

Net decrease in cash and cash equivalents                                               (2,682)                     (3,465)
Cash and cash equivalents, beginning of period                                          32,280                      45,145
                                                                         ---------------------        --------------------
Cash and cash equivalents at end of period                                             $29,598                     $41,680
                                                                         =====================        ====================
Supplemental disclosure of cash flow information
Cash paid for interest                                                                       1                           1


                             See accompanying notes

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1  Summary of Significant Accounting Policies
--------------------------------------------------

     Basis of Presentation

     The condensed consolidated balance sheet as of March 31, 1999, the condensed consolidated statements of operations for the three month periods ended March 31, 1999 and 1998, and the condensed consolidated statements of cash flows for the three month periods ended March 31, 1999 and 1998, have been prepared by management, without audit, in accordance with generally accepted accounting principles, for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1999 and results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

     These condensed financial statements should be read in conjunction with the our audited consolidated financial statements as included in our Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission. The results of operations for the three month periods ended March 31, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1999.

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

     Comprehensive Loss

     We have no material components of other comprehensive loss and, accordingly, the comprehensive loss is the same as the net loss for all periods presented.

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

     Segment Information

     We have organized the business in one operating segment which includes activities relating to development, manufacturing and marketing of medical devices and utilization of proprietary radiofrequency technology for the treatment of upper airway disorders. Substantially all of our assets are in the United States and through March 31, 1999 we have derived our revenue primarily from our operations in the United States.

NOTE 2 - Inventories
--------------------

(in thousands)                                                         March 31, 1999     December 31, 1998
                                                                         (Unaudited)
Raw Materials                                                                    $  426                 $399
Work in Process                                                                     125                  111
Finished Goods                                                                      575                  296
                                                                   -----------------------------------------
                                                                                 $ 1,126                $806
                                                                   =========================================

NOTE 3  Stock Repurchase Program
--------------------------------

     In October 1998, we announced that our board of directors had authorized a stock repurchase program permitting the purchase of up to 1,000,000 shares, at up to $5.00 per share, of our common stock in the open market. The stock repurchase program has been implemented during the first quarter of fiscal 1999 with 67,500 shares repurchased under the program as of March 31, 1999 for a net cash outflow of approximately $196,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 1998.

     The information set forth below contains forward-looking statements (designated by an *), and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under "Factors That May Affect Future Results" and those set forth under "Item One" in our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Overview

     Somnus Medical Technologies, Inc. designs, develops, manufactures and markets innovative medical devices that utilize our proprietary RF technology for the treatment of upper airway disorders. Our Somnoplasty/SM/ System provides physicians with a suite of products designed to offer minimally invasive, curative treatment alternatives for disorders of the upper airway, including obstructive sleep apnea (OSA), enlarged turbinates and snoring.

     We have a limited history of operations that, to date, has consisted primarily of research and development, product engineering, seeking clearance of our products from the Food & Drug Administration (FDA), initial development of a direct sales force in the United States and internationally, and training international distributor employees for distribution of the Somnoplasty System in the European Union (EU), Australia, Southeast Asia and certain other areas. We commercially introduced the Somnoplasty System internationally, through Medtronic, beginning in June 1997. One month later, after receiving 510(k) clearance from the FDA for the use of the Somnoplasty System to treat snoring, we began direct sales of the Somnoplasty System in the United States. We subsequently received FDA clearance to treat enlarged turbinates, in December 1997, and OSA in November 1998. During the third quarter of fiscal 1998 we terminated our relationship with Medtronic and established a European headquarters in The Netherlands. This headquarters is responsible for:

 .  establishing and managing relationships with key distributors throughout
   Europe,
 . marketing the Somnoplasty System throughout Europe and . providing clinical support.

     We ship product from our facility to end user customers within the United States. Additionally, we have entered into independent distribution agreements, several of which were executed during the three months ended March 31, 1999, for distribution of our products within Europe, Canada and Asia/Pacific. We expect to continue to invest in our sales and marketing organization and to identify further qualified distribution partners.*

     We plan to continue to hire additional management and engineering personnel to support and develop manufacturing expertise and large scale manufacturing capacity expansion as required to support the current and anticipated growth.* Additionally, we will invest in further production equipment, vertical integration and facility expansion to reduce manufacturing costs, reduce manufacturing cycle time and increase production capacity.* During the first quarter of fiscal 1999, we completed certain manufacturing facility expansion and improved layout for increased capacity, process improvement and quality control to support such growth. Personnel hires and capital expenditures will continue to require operating capital on an ongoing basis.* We will continue to improve processes, expand our internal reporting capabilities and further strengthen systems to manage our expanding business.*

     This current and anticipated significant growth of our personnel, sales and scope of operations may place considerable strain on our management, financial, manufacturing and other capabilities, procedures and controls. There can be no assurance that any existing or additional capabilities, procedures or controls will be adequate to support our operations or that our capabilities, procedures or controls will be designed, implemented or improved in a timely and cost-effective manner. Failure to implement, improve and expand such capabilities, procedures and controls in an efficient manner could have a material adverse effect on our business, financial condition and results of operations.

     As of March 31, 1999, we have incurred cumulative losses from inception of approximately $39,321,000. Moreover, we expect to incur significant additional operating losses over the next couple of years primarily due to the development of our manufacturing and sales and marketing capabilities along with ongoing research and development efforts, including clinical studies and expenses associated with our patent portfolio.* Our limited operating history makes accurate prediction of future operating results difficult or impossible.

     Future revenues and results of operations may fluctuate significantly from quarter to quarter or year to year and will depend upon numerous factors, including the extent to which our products gain market acceptance, the scale-up of manufacturing capabilities, the expansion of sales and marketing activities, competition, the timing and success of new product introductions by us or our competitors, the timing of regulatory clearances or approvals of those new products and our ability to market our products in the United States and internationally. Accordingly, interim period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indicators of likely future performance or annual operating results.

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

Results of Operations

     Net revenue. Our revenues for the three months ended March 31, 1999 (first quarter) are derived primarily from sales of our Somnoplasty System, consisting of the the S2 control unit, the SP 1010, SP 1100 and SP 1200 disposable handpieces, to private practices, hospitals, clinics and sleep centers. During the first quarter of 1998 the control unit commercially available was the 215 RF, the S2 control unit and SP 1200 handpiece had not yet been introduced. Net revenues increased for the first quarter of fiscal 1999 to $2,342,000 from $1,685,000 for the first quarter of fiscal 1998, an increase of approximately $657,000 or 39%. This increase is primarily due to increased sales of control units and increased handpiece shipments driven by a higher installed base, increased intensity of consumption by that installed base, plus additional indications treatable with the Somnoplasty System. The indications treatable with the Somnoplasty System during the first quarter of fiscal 1999 included the tongue, turbinate and soft palate/uvala, compared to only the soft palate/uvala during the first quarter of fiscal 1998. During the three month periods ended March 31, 1999 and 1998, net revenues were attributable to sales to customers principally in the United States. We expect that the sale of control units will constitute a significant percentage of our total revenues in the near term as we build an installed base of users.* However, we expect disposable handpieces to increase as a percentage of total revenue, year over year.*

     Cost of sales. Cost of sales increased by approximately $182,000 or 14% to $1,506,000 for the first quarter of fiscal 1999 from $1,324,000, for the prior year comparative period. Cost of sales consists of raw materials, subassemblies and completed electronics, quality assurance and warranty costs. The cost of product, salaries and employee-related expenses, and the costs of expanding manufacturing capabilities account for the majority of the increase from 1998 to 1999. We believe that cost of sales will increase in absolute dollars but may fluctuate as a percentage of revenues.*

     Research and development expenses. Research and development (R&D) costs for the first quarter of fiscal 1999 were $1,871,000, compared to $2,382,000 for the same period in the prior year, a decrease of approximately $511,000 or 21%. Research and development expenses are comprised of salaries, prototype development costs, costs associated with intellectual property, and clinical trial and regulatory approval expenses.

     The decrease in expenses for the three month period is primarily due to a decrease in salaries and employee related expenses of $262,000 due to lower headcount including two open vice president positions, decreased consulting fees of $345,000 and lower intellectual property costs of $121,000, partially offset by a one time charge of $214,000 being fifty percent of the severance costs of a certain officer. Included in the employee related expenses is approximately $50,000 of non-cash stock compensation charges resulting from stock option grants, compared to $206,000 for the prior year period.

     Selling, general and administrative. Selling, general and administrative ("SG&A") expenses for the first quarter of fiscal 1999 were $3,596,000, compared to $2,594,000 for the prior-year period, an increase of approximately $1,002,000 or 39%. SG&A expenses consist of executive salaries, professional fees, facilities overhead, accounting and human resources, general office administration expenses such as rent and facility costs.

     The increases in SG&A are primarily due to increased infrastructure costs of $572,000 including the European Office, information systems, human resources and the facility remodeling during the period. A one time charge of $214,000 being fifty percent of the severance costs of a certain officer and increased advertising and sales travel expenses of $235,000. Non-cash stock compensation charges resulting from stock option grants of $51,000 for the three month period decreased compared to $365,000 for the prior year period.

     Interest and other income, net. Interest and other income, net for the first quarter of fiscal 1999 was $492,000, compared to $542,000 for the prior-year period. The decrease is attributable to the reduction in interest income earned on a decreasing balance of cash and cash equivalents, partially offset by nonrecurring technology and documentation fees received from a related party. Interest expense was $1,000 for each of the first quarters of fiscal 1999 and 1998.

Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. This may result in software failures or the creation of erroneous results.

     We have assessed and continue to assess our exposure to the Year 2000 problem. We believe our enterprise resource planning systems and networking systems are compliant and we are upgrading our telecommunications systems for Year 2000 compliance. We also believe that our products are Year 2000 compliant. However, while we believe we have made significant progress in resolving known Year 2000 issues, sufficient testing has not been completed to fully validate the readiness of our systems and products. Additional testing and upgrades are planned during the remainder of fiscal 1999 to reasonably ensure substantial Year 2000 compliance for our operations.* There can be no assurance that our additional testing and upgrades will ensure Year 2000 readiness and any inadequacies in our systems or products may have a material adverse effect on our financial condition.

     We have also assessed and continue to assess the possible effect on our operations of the Year 2000 readiness of critical suppliers of products and services. Our reliance on our key suppliers, and therefore on the proper functioning of their information systems and software, is increasing. We are in the process of contacting critical suppliers to gain assurance of their Year 2000 readiness. However, there can be no assurance all of these suppliers will be Year 2000 compliant and their failure to address Year 2000 issues could have a material adverse effect on us.

     Although it is difficult to estimate the total Year 2000 project costs, our preliminary estimate is that such costs will total between approximately $100,000 and $200,000, * which is not material to our business operations or financial condition. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. We have incurred approximately $60,000 through March 31, 1999 on this project. The expenses of the Year 2000 project are being funded from existing cash reserves and through operating cash flows.

     Somnus has not developed a formal comprehensive contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our operations. Contingency plans will be established for certain mission critical operations for the period immediately subsequent to January 1, 2000 and will be formalized during fiscal 1999.* There can be no assurance that we will be able to develop a contingency plan that will adequately address issues that may arise in the year 2000. Our failure to develop and implement, if necessary, an appropriate contingency plan could have a material impact on our operations. Finally, we are also vulnerable to external forces that might generally affect industry and commerce, such as utility or transportation Year 2000 compliance failures and related service interruptions.

     We believe that we are unlikely to experience a material adverse impact on our financial condition or results of operations due to Year 2000 compliance issues within our operations.* However, since the assessment process is ongoing, Year 2000 compliance complications are not fully known, critical suppliers of components, services and others including utility companies are outside our control, and potential liability issues are not clear, the full potential impact of the Year 2000 on us is not known at this time and may have a material adverse impact on us.

Liquidity and Capital Resources

     Since inception through March 31, 1999, we have financed our operations primarily through the private placement of equity securities, bank loans, lease lines of credit, stockholder loans and our November 1997 IPO. From inception, we raised approximately $16,400,000 in net proceeds from private equity financings. We raised an additional $43,756,000 from our IPO, net of costs of $4,540,000.

     Cash and cash equivalents at March 31, 1999 were $29,598,000 compared to $32,280,000 at December 31, 1998.

     Net cash used in operating activities was approximately $2,433,000 for the three months ended March 31, 1999, compared to $3,317,000 for the prior-year period. Net cash used in operating activities differs from our net loss for these comparison periods primarily due to non-cash charges associated with the amortization of deferred compensation, the depreciation of property and equipment and changes in operating assets and liabilities. Net cash used in investing activities was approximately $310,000 for the three months ended March 31, 1999, compared to $175,000 for the prior-year period, the net cash used in investing activities was primarily attributable to capital expenditures during these periods and additionally the stock repurchase program in 1999. Net cash provided by financing activities was approximately $60,000 for the three months ended March 31, 1999 and for the prior year period was $27,000. Net cash provided by financing activities in these three month periods is primarily attributable to the exercise of options.

     We recorded deferred stock compensation expense for the difference between the exercise price and the deemed fair value for financial statement presentation purposes of our Common Stock, as determined by the Board of Directors, for certain options granted. The total unamortized deferred stock compensation at March 31, 1999 is $347,000. Our amortized deferred compensation expenses were approximately $103,000 in the three months ended March 31, 1999 compared to $570,000 for the respective 1998 period. The remainder of the deferred stock compensation will be amortized over the corresponding vesting period of each respective option, which is generally four years from date of original issuance.*

     At March 31, 1999, our principal sources of liquidity consisted of $29,598,000 in cash and cash equivalents. There were no other material unused sources of liquid assets at March 31, 1999.

     We currently anticipate that our capital expenditure requirements will be approximately $1.0 million for the next twelve months.* These requirements relate primarily to the acquisition of computer hardware and software and for additional leasehold improvements to handle anticipated headcount additions.*

     We anticipate that our existing resources will enable the us to maintain our current and planned operations at least through the next twelve months.* However, there can be no assurance that we will not require additional funding prior to such time. Our future capital requirements will depend on many factors, including the ability of management to establish and maintain strategic distributor relationships, the time and cost in obtaining regulatory approvals, competing technological and market developments, the cost of manufacturing and other factors. There can be no assurance that additional financing to meet our funding requirements will be available as needed. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. Insufficient funds may require the us to delay, scale back or eliminate some or all of our research or development programs or to relinquish rights to products at an earlier stage of development or on less favorable terms than we would otherwise seek to obtain. The failure of management to raise capital when needed would have a material adverse effect on our business, financial condition and results of operations.

Factors That May Affect Future Results

     Our operating results may vary significantly depending on certain factors, including the effect of lack of market acceptance of products, delays in the introduction or shipment of new products, increased competition, delays in ongoing research and development programs, litigation costs should we be involved in litigation, adverse changes in the economic conditions in any of the several countries in which we do business, a slower growth rate in our target markets, the uncertainty of international regulatory clearances or approvals, and the factors set forth in our annual report on form 10-K for the fiscal year ended December 31, 1998.

     We have a limited operating history and are not profitable.

     We have generated only limited revenues from sales of the Somnoplasty System and have limited experience in manufacturing, selling and marketing our products in commercial quantities. There can be no assurance that the Somnoplasty System will be sufficiently successful for us to achieve significant revenues. From inception in 1996 through March 31, 1999, we have had total revenues of approximately $12.2 million and incurred cumulative losses of approximately $39.3 million. We expect to significantly increase spending over the next several years with respect to sales and marketing, manufacturing and to a lesser extent, ongoing research and development efforts and clinical trials, and expects to incur significant additional losses for the foreseeable future.* Whether we can successfully manage the transition to a larger-scale enterprise will depend upon a number of factors, including our ability to increase our commercial manufacturing and sales and marketing capabilities. Our inability to establish such capabilities would have a material adverse effect on our business, financial condition and results of operations.

     We are dependent upon the Somnoplasty System, which has not been available for sufficient time for us to know if it is effective on a long-term basis.

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

     RF tissue volume reduction in the upper airway is a new and novel development. Market acceptance of this procedure for the treatment of OSA, enlarged turbinates and snoring could be adversely affected by numerous factors, including:

 . the lack of availability of third-party reimbursement, . cost of the procedure,
 .  clinical acceptance,
 .  effective physician training and
 .  patient acceptance.

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

 .  establishing and managing relationships with key distributors throughout
   Europe,
 . marketing the Somnoplasty System throughout Europe and . providing clinical support

     Product shipments are made directly from our facility in the United States to the distributor. We have signed several distribution agreements during the three months ended March 31 1999. We expect to continue to identify qualified distribution partners intensifying our coverage of Europe.* In markets outside the United States and Europe, we manage distributors from our facility in the United States. We have distribution agreements outside the United States and Europe and we expect to continue to identify qualified distribution partners in such territories.*

     The success of our future strategic or distributor relationships, will depend on the other parties' ability to perform the role contemplated by us.* We may have limited or no control over the resources that any particular strategic party or distributor devotes to our relationship with us. There can be no assurance that we will be successful in locating or finalizing agreements with further qualified parties with whom to enter into additional strategic or distributor relationships or that any such relationships can be maintained or will ultimately prove beneficial to us. In the event we are not successful in developing such additional relationships, or if such relationships do not prove to be successful, our business, financial condition and results of operations would be materially adversely affected.

     International sales of the Somnoplasty System are subject to numerous risks. Distribution, pricing and marketing structures, as well as regulatory requirements, vary significantly from country to country. Additionally, such sales can be adversely affected by:

 . limitations or disruptions caused by the imposition of government controls, . difficulty in obtaining export licenses, . political instability,
 .  trade restrictions,
 . changes in foreign tax laws or tariffs or other trade regulations, . difficulties coordinating communications among and managing international operations,
 . the risk that distributors will fail to effectively promote our products, . the risk of financial instability of distributors, . fluctuations in overseas economic conditions and international currency exchange rates,
 .  increases in duty rates and
 .  competition.

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

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

     There have been no material changes in the reported market risks since December 31, 1998.

PART II  -  OTHER INFORMATION
-----------------------------

Item 2.  Changes in Securities and Use of Proceeds

     From the date of the sale of securities under our Registration Statement on Form S-1 (File No. 333-35401), which was declared effective on November 5, 1997 (the "Offering"), through March 31, 1999, the approximate amount of net proceeds used from the Offering were $8.2 million for research and development, clinical trials and regulatory matters, $6.3 million to manufacture product and further develop manufacturing expertise and capabilities, $14.1 million to improve and expand financial capabilities, to enhance financial reporting systems, to expand sales and marketing efforts, and for other general corporate purposes and $925,000 for the acquisition of fixed assets. The remaining net proceeds from the IPO continue to be held in temporary cash and cash equivalent investments.

     All amounts represent estimates of direct or indirect payments of amounts to third parties. No amounts were paid directly or indirectly for the above purposes to directors of officers of Somnus, to persons owning ten percent or more of any class of equity securities of Somnus, or to affiliates of Somnus other than in the ordinary course of business. The use of proceeds described above do not represent a material change in the use of proceeds describe in the Offering prospectus.

Item 6:  Exhibits and Reports on Form 8-K

     (a) There were no reports on Form 8-K during the quarter ended March 31, 1999.

          Exhibit 10.18 - Consulting agreement dated December 28, 1998 between the Registrant and Gary R. Bang.
          Exhibit 27.1 -  Financial Data Schedule

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



                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                                 (Registrant)




Date:  May 14, 1999           By:     /s/ John G. Schulte
                              ---------------------------
                              John G. Schulte
                              President and
                              Chief Executive Officer



                              By:   /s/  Robert D. McCulloch
                              ------------------------------
                              Robert D. McCulloch
                              Vice President of Finance
                              Chief Financial Officer
                              (principal financial and chief accounting officer)