Form 10-Q
period 1999-06-30
SOMNUS MEDICAL TECHNOLOGIES INC
filed 1999-08-16
CIK 1026405

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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

As of July 30, 1999, 14,319,616 shares of the Registrant's Common Stock were outstanding.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                                     INDEX

PART I.  FINANCIAL INFORMATION
------------------------------

                                                             Page
                                                             ----
Item 1.  Financial Statements (unaudited)
         Condensed Consolidated Balance Sheets as of
         June 30, 1999 and December 31, 1998................   3

         Condensed Consolidated Statements of Operations
         for the Three and six month periods ended
         June 30, 1999 and 1998.............................   4

         Condensed Consolidated Statements of Cash Flows
         for the Three and six month periods ended
         June 30, 1999 and 1998.............................   5

         Notes to Condensed Consolidated Financial
         Statements.........................................   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations......   8

Item 3.  Quantitative and Qualitative Disclosures of
         Market Risk........................................  19

PART II.  OTHER INFORMATION
---------------------------

Item 2.  Changes in Securities and Use of Proceeds..........  20

Item 4.  Submission of Matters to a Vote of Security
         Holders............................................  20

Item 6.  Exhibits and Reports on Form 8-K...................  20

Signatures..................................................  21

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                     Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                      June 30, 1999         December 31, 1998
                                                        (Unaudited)                       (*)
                                              ---------------------      --------------------
Assets
Current assets:

  Cash and cash equivalents..................              $ 27,012                  $ 32,280
  Accounts receivable, net...................                 1,683                     1,329
  Inventories................................                   801                       806
  Other current assets.......................                   287                       411
                                              ---------------------      --------------------
Total current assets.........................                29,783                    34,826
Property and equipment, net..................                 1,443                     1,601
Other assets.................................                   106                        85
                                              ---------------------      --------------------
                                                           $ 31,332                  $ 36,512
                                              =====================      ====================

Liabilities and stockholders' equity

Current liabilities:
  Accounts payable...........................              $  1,854                  $  1,521
  Accrued liabilities........................                 2,695                     2,174
  Accrued compensation.......................                 2,311                     1,858
  Accrued clinical costs.....................                   776                       675
  Deferred revenue and related allowances....                 1,521                       856
                                              ---------------------      --------------------
Total current liabilities....................                 9,157                     7,084

Stockholders' equity:
  Common stock...............................                    14                        14
  Additional paid-in capital.................                 65193                    65,046
  Deferred stock compensation................                  (267)                     (450)
  Accumulated deficit........................               (42,765)                  (35,182)
                                              ---------------------      --------------------
Total stockholders' equity...................                22,175                    29,428
                                              ---------------------      --------------------
                                                           $ 31,332                  $ 36,512
                                              =====================      ====================

(*)  Derived from audited financial statements.

                             See accompanying notes

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                     (In thousands, except per share data)

                                                      For the Three Months Ended       For the Six Months Ended
                                                     ----------------------------    ----------------------------
                                                        June 30,        June 30,        June 30,        June 30,
                                                          1999            1998            1999            1998
                                                     ------------    ------------    ------------    ------------
Revenue *                                                 $ 2,967         $ 2,015           5,309         $ 3,700
Cost of sales                                               1,666           1,300           3,172           2,624
                                                     ------------    ------------    ------------    ------------
Gross margin                                                1,301             715           2,137           1,076
Operating expenses:
  Research and development                                  1,499           1,647           3,370           4,029
  Selling, general and administrative                       3,576           3,399           7,172           5,993
                                                     ------------    ------------    ------------    ------------
Total operating expenses                                    5,075           5,046          10,542          10,022
                                                     ------------    ------------    ------------    ------------
Loss from operations                                       (3,774)         (4,331)         (8,405)         (8,946)

Interest and other income, net *                              330             528             822           1,070
                                                     ------------    ------------    ------------    ------------
Net loss                                                  $(3,444)        $(3,803)        $(7,583)        $(7,876)
Net loss per share:
  Basic and diluted                                        $(0.24)         $(0.28)         $(0.54)         $(0.58)
                                                     ============    ============    ============    ============
Shares used in computing per share amounts:
         Basic and diluted                                 14,211          13,644          14,144          13,562
                                                     ============    ============    ============    ============

* Revenue for the three and six months ended June 30, 1999 includes related party revenue of $191,000 and $350,000, respectively. Interest and other income, net for the three and six months ended June 30, 1999 includes nonrecurring technology and documentation fees from a related party of $133,000.

                             See accompanying notes

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                Condensed Consolidated Statements of Cash Flows
                           (Unaudited, In thousands)


                                                                                     For the Six Months Ended
                                                                                 June 30,                    June 30,
                                                                                   1999                        1998
                                                                         ---------------------        --------------------
Cash flows used in operating activities
Net loss                                                                       $ (7,583)                    $ (7,876)
Adjustments to reconcile net loss to net cash used in operating activities:
 Amortization of deferred compensation                                              420                        1,137
 Depreciation and amortization                                                      482                          382
 Net book value in property, plant and equipment retirements                         --                          115
 Changes in operating assets and liabilities:

    Accounts receivable                                                            (354)                      (1,923)
    Inventories                                                                       5                         (110)
    Other current assets                                                            123                          (57)
    Other assets noncurrent                                                         (21)                         (50)
    Accounts payable and other accrued liabilities                                  854                          116
    Accrued compensation                                                            453                          396
    Accrued clinical costs                                                          101                          412
    Deferred revenue and related allowances                                         665                          625
                                                                         --------------                -------------
Net cash used in operating activities                                            (4,855)                      (6,833)
                                                                         --------------                -------------
Cash flows used in investing activities
  Capital expenditures                                                             (323)                        (446)
  Repurchase of common stock                                                       (285)                           -
                                                                         --------------                -------------
Net cash used in investing activities                                              (608)                        (446)
                                                                         --------------                -------------
Cash flows provided by financing activities
Net proceeds from issuance of common stock                                          195                           95
                                                                         --------------                -------------

Net decrease in cash and cash equivalents                                        (5,268)                      (7,184)
Cash and cash equivalents at beginning of period                                 32,280                       45,145
                                                                         ==============                =============
Cash and cash equivalents at end of period                                      $27,012                      $37,961
                                                                         ==============                =============
Supplemental disclosure of cash flow information
Cash paid for interest                                                          $     2                     $     2

                             See accompanying notes

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - Summary of Significant Accounting Policies
---------------------------------------------------

     Basis of Presentation

     The condensed consolidated balance sheet as of June 30, 1999, the condensed consolidated statements of operations for the three and six month periods ended June 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the three and six month periods ended June 30, 1999 and 1998, have been prepared by management, without audit, in accordance with generally accepted accounting principles, for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1999 and results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

     These condensed financial statements should be read in conjunction with our audited consolidated financial statements as included in our Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1999.

     Revenue Recognition
     -------------------

     We generally recognize revenue at the time products are shipped or, for sales which are financed through third parties, upon acceptance from a third party leasing company of a customer lease and the related equipment. For shipments to distributors made under agreements, revenue is generally recognized upon sell through by the distributor. Allowances for product returns are provided for at the time of revenue recognition.

     Comprehensive Loss

     We have no material components of other comprehensive loss and, accordingly, the comprehensive loss is the same as the net loss for all periods presented.

     Net Loss Per Share
     ------------------

     Basic and diluted loss per share has been calculated using the weighted average common shares outstanding during the periods in accordance with Statement No. 128 "Earnings Per share" issued by the Financial Accounting Standards Board and Securities and Exchange Commission Staff Accounting Bulletin
(SAB) No. 98.

     We have securities outstanding that could dilute basic earnings per share in the future that were not included in the computation of net loss per share in the periods presented as their effect is antidilutive.

     Segment Information

     We have organized the business in one operating segment which includes activities relating to development, manufacturing and marketing of medical devices and utilization of proprietary radiofrequency technology for the treatment of upper airway disorders. Substantially all of our assets are in the United States and through June 30, 1999 we have derived our revenue primarily from our operations in the United States.

NOTE 2 - Inventories
--------------------

(in thousands)                         June 30, 1999            December 31,
                                        (Unaudited)                     1998

Raw Materials                                     $251                 $399
Work in Process                                    164                  111
Finished Goods                                     386                  296
                                       ------------------------------------
                                                  $801                 $806
                                       ====================================

NOTE 3 - Stock Repurchase Program
---------------------------------

   In October 1998, we announced that our board of directors had authorized a stock repurchase program permitting the purchase of up to 1,000,000 shares, at up to $5.00 per share, of our common stock in the open market. The stock repurchase program was implemented during the first quarter of fiscal 1999 and 100,000 shares have been repurchased under the program as of June 30, 1999 for a net cash outflow of approximately $285,000.

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

Overview

     Somnus Medical Technologies, Inc. designs, develops, manufactures and markets innovative medical devices that utilize our proprietary RF technology for the treatment of upper airway disorders. Our Somnoplasty(SM) System provides physicians with a suite of products designed to offer minimally invasive, curative treatment alternatives for disorders of the upper airway, including obstructive sleep apnea (OSA), enlarged turbinates and snoring.

     We have a limited history of operations that, to date, has consisted primarily of:

 . Initiation and expansion of commercial operations, . development of a direct sales force in the United States and internationally, . training international distributor employees for distribution of the
   Somnoplasty System in the European Union (EU) and Asia/Pacific,
 .  research and development,
 .  product engineering and
 .  seeking clearance of our products from the Food & Drug Administration (FDA).

     We commercially introduced the Somnoplasty System internationally, through a distributor, beginning in June 1997. One month later, after receiving 510(k) clearance from the FDA for the use of the Somnoplasty System to treat snoring, we began direct sales of the Somnoplasty System in the United States. We subsequently received FDA clearance to treat enlarged turbinates, in December 1997, and OSA in November 1998. During the third quarter of fiscal 1998 we established a European headquarters in The Netherlands. This headquarters is responsible for:

 .  establishing and managing relationships with key distributors throughout
   Europe,
 . marketing the Somnoplasty System throughout Europe and . providing clinical support.

     We ship product from our Sunnyvale, California facility to end user customers within the United States. Additionally, we have entered into independent distribution agreements, several of which were executed during the six months ended June 30, 1999, for distribution of our products within Europe, Canada and Asia/Pacific. We expect to continue to invest in our sales and marketing organization and to identify future qualified distribution partners.*

     We plan to continue to hire personnel as required to support the current and anticipated growth, including senior management for:

 . product development and enhancement,
 . manufacturing expertise and large scale manufacturing capacity expansion, . total quality management and
 . continued clinical, regulatory and reimbursement efforts.*

     Additionally, we intend to invest in further production equipment, test equipment, vertical integration and facility expansion to reduce manufacturing costs, reduce manufacturing cycle time and increase production capacity and product quality.*

     During the first quarter of fiscal 1999, we completed certain manufacturing facility expansion and improved layout for increased capacity, process improvement and quality control to support such growth. During the second quarter of fiscal 1999, we commenced implementation of a reporting tool to extract data from our core enterprise resource planning system for enhanced reporting and analysis across the company. We believe this implementation will involve an ongoing effort subsequent to the initial implementation.* Personnel hires and capital expenditures will continue to require operating capital on an ongoing basis.* We intend to continue to strengthen our management team, improve processes, expand our internal reporting capabilities and further strengthen systems to manage our expanding business, all of which will require continued investment in personnel and capital equipment.*

     This current and anticipated significant growth of our sales and scope of operations may place considerable strain on our management, financial, manufacturing and other capabilities, procedures and controls. There can be no assurance that any existing or additional capabilities, procedures or controls will be adequate to support our operations or that our capabilities, procedures or controls will be designed, implemented or improved in a timely and cost-effective manner. Failure to implement, improve and expand such capabilities, procedures and controls in an efficient manner could have a material adverse effect on our business, financial condition and results of operations.

     As of June 30, 1999, we have incurred cumulative losses from inception of approximately $42.8 million. Moreover, we expect to incur significant additional operating losses beyond the next 12 months primarily due to the development of our manufacturing and sales and marketing capabilities along with ongoing research and development efforts, including clinical studies and expenses associated with our patent portfolio.* Our limited operating history makes accurate prediction of future operating results difficult or impossible.

     Future revenues and results of operations may fluctuate significantly from quarter to quarter or year to year and will depend upon numerous factors, including the extent to which our products gain market acceptance, our ability to increase the rate of sale of control units and handpiece consumption per control unit, the scale-up of manufacturing capabilities, the expansion of sales and marketing activities, our ability to attract and retain key personnel, competition, the timing and success of new product introductions by us or our competitors, the timing of regulatory clearances or approvals of those new products and our ability to market our products in the United States and internationally. Accordingly, interim period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indicators of likely future performance or annual operating results.

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

Results of Operations

     Net revenue.   Our revenues for the three and six months ended June 30,
1999 (first and second quarter) are derived primarily from sales of our Somnoplasty System, consisting of the S2 control unit and disposable handpieces, to private practices, hospitals, clinics and sleep centers. During the second quarter of 1998 the control unit commercially available was the 215 RF, the S2 control unit was introduced in June 1998. Net revenues for the second quarter and the six months ended June 30, 1999 were approximately $3.0 million and $5.3 million respectively, an increase over the prior year periods of $952,000, or 47%, and $1.6 million, or 44%, respectively. These increases are primarily due to increased sales of control units and increased handpiece shipments driven by a higher installed base, increased intensity of consumption by that installed base, plus additional indications treatable with the Somnoplasty System. During the six month periods ended June 30, 1999 and 1998, net revenues were attributable to sales to customers principally in the United States. International markets accounted for approximately 10% of net revenues in fiscal 1999 and an immaterial amount in fiscal 1998. We expect that the sale of control units will constitute a significant percentage of our total revenues in the near term as we build an installed base of users.* However, we expect disposable handpieces to continue to increase as a percentage of total revenue, year over year.*

     Cost of sales. Cost of sales increased by approximately $366,000, or 28%, to $1.7 million and by $548,000, or 21%, to $3.2 million, for the second quarter and six months ended June 30, 1999, respectively, compared to the prior year periods. However, cost of sales reduced as a percentage to approximately 56.2% of net revenue for the second quarter of fiscal 1999, an improvement of 13% from the prior year period percentage of 64.5% and to approximately 59.7% of net revenue for the six months ended June 30, 1999, an improvement of 16% from the prior year period percentage of 70.9%. Cost of sales consists primarily of salaries and wages, raw materials, subassemblies and completed electronics, quality assurance and warranty costs. In fiscal 1998 cost of sales also included manufacturing start-up costs.

     The increase in cost of sales expenses for the second quarter and six months ended June 30, 1999 are primarily direct labor and material costs related to higher volumes of product produced. The reduction of cost of sales as a percentage of net revenues included the effect of certain fixed costs being absorbed over these higher volumes, a change in product mix to a higher proportion of higher margin handpieces and process improvements, partially offset by the effect of lower average selling prices in North America and especially in international markets. We believe that cost of sales will continue to increase in absolute dollars with increased volumes but may fluctuate as a percentage of revenues.*

     Research and development expenses. Research and development (R&D) costs for the second quarter and six months ended June 30, 1999 were approximately $1.5 million and $3.4 million, respectively, a decrease over the prior year periods of $148,000, or 9%, and $659,000, or 16%, respectively. Research and development expenses are primarily comprised of salaries and related expenses, prototype development costs, costs associated with intellectual property, and clinical trial and regulatory approval expenses.

     The decrease in expenses for the second quarter and six months is primarily due to a decrease in salaries and employee related expenses due to lower headcount including two open vice president and various open engineering positions and lower costs associated with intellectual property. These were partially offset by increased consulting costs, in part due to the open positions and also due to intensive clinical activity substantiating the efficacy and safety of the Somnoplasty System. Additionally a one-time charge of $214,000, being fifty percent of the severance costs of a certain officer, were recorded in the first quarter of fiscal 1999. The six month decrease also included lower outside design and equipment costs associated with the intensive development efforts in the first half of fiscal 1998. Non-cash stock compensation charges resulting from stock option grants for the second quarter and six months ended June 30, 1999 verses the same periods of 1998 are approximately $40,000 and $186,000, respectively, verses $194,000 and $400,000, respectively.

     Selling, general and administrative. Selling, general and administrative ("SG&A") expenses for the second quarter and six months ended June 30, 1999 were approximately $3.6 million and $7.2 million, respectively, an increase over the prior year periods of $177,000, or 5%, and $1.2 million, or 20%, respectively. SG&A expenses primarily consist of executive salaries, professional fees, facilities overhead, accounting, information systems and human resources, general office administration expenses such as rent and facility costs.

     The increase in SG&A for the second quarter and six months is primarily due to increased infrastructure costs, including our overseas offices, information systems, human resources and the facility remodeling in the first quarter of fiscal 1999. Additionally, higher commissions and travel and entertainment costs are associated with the higher volume of sales in North America. A one-time charge of $214,000, being fifty percent of the severance costs of a certain officer, was recorded in the first quarter of fiscal 1999. These increases were partially offset by a one-time charge of $300,000 being the severance costs of a certain officer in the second quarter of fiscal 1998. Non-cash stock compensation charges resulting from stock option grants for the second quarter and six months ended June 30, 1999 verses the same periods of 1998 are approximately $41,000 and $189,000, respectively, verses $248,000 and $612,000, respectively.

     Interest and other income, net. Interest and other income, net for the second quarter and six months ended June 30, 1999 was approximately $331,000 and $822,000, respectively, compared to $528,000 and $1.1 million, respectively, for the prior-year periods. The decreases are largely attributable to the reduction in interest income earned on a decreasing balance of cash and cash equivalents. The six month decrease is reduced by nonrecurring technology and documentation fees received from a related party in the first quarter of fiscal 1999.
Interest expense for each of the second quarters is approximately $1,000 and for each of the six month periods is approximately $2,000.

Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. This may result in software failures or the creation of erroneous results.

     We believe, based on our assessment process, upgrades and testing, vendor assurances and contingency plan that we are substantially Year 2000 compliant. Such compliance is defined as ensuring that mission critical operations experience no interruption, or if there is an interruption, that we will be able to continue to ship product and service customers for a period of three weeks. Prolonged interruptions to business are not planned for and could have a material adverse affect.

     We believe that our networking systems are Year 2000 compliant and our enterprise resource planning (ERP) systems and telecommunications systems will be Year 2000 compliant by the end of the third quarter of fiscal 1999.* We have contacted the manufacturer of our ERP system and received written assurance that the operating system, our implementation of the operating system and the database will be Year 2000 compliant after a minor upgrade scheduled for the third quarter of fiscal 1999.* We have upgraded our Microsoft operating system and office suite to a version that Microsoft claims is Year 2000 compliant. We do not employ any other mission critical software systems. We have identified a Year 2000 compliant upgrade available for our current telephone system and will be installing this upgrade during the third quarter of fiscal 1999.* We are primarily relying upon assurances provided by vendors and will be performing minimal testing to supplement those assurances.* We have not and do not plan to perform substantial independent testing to validate these manufacturer's claims. Our product is not date dependant and is therefore Year 2000 compliant.
However, while we believe we have made significant progress in resolving known Year 2000 issues, we will perform ongoing testing and upgrades during the remainder of fiscal 1999 to reasonably ensure Year 2000 compliance for our operations.*

     We have identified critical suppliers of products and services. Our reliance on our key suppliers, and therefore on the proper functioning of their information systems and software, is increasing. We have written to existing critical suppliers to gain assurance from them of their Year 2000 readiness. However, to date, we have not received responses from all suppliers contacted and are in the process of following up on confirmations of our suppliers Year 2000 readiness.* There can be no assurance that we will obtain all such responses, and that all of these suppliers or future suppliers will be Year 2000 compliant. Their failure to address Year 2000 issues could have a material adverse effect on us.

     Although it is difficult to estimate the total Year 2000 project costs, our estimate is that such costs will total between approximately $100,000 and $200,000, * which is not material to our business operations or financial condition. We estimate we have incurred approximately $65,000 through June 30, 1999 on this project. The expenses of the Year 2000 project are being funded from existing cash reserves and through operating cash flows.

     Our contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our operations is for certain mission critical operations for the three-week period immediately subsequent to January 1, 2000. Mission critical operations have been identified by management as including:

     .  Somnus product,
        - our product is not date dependant and is not dependent upon power supplies to our facility to store in inventory. Therefore we plan to build safety levels of raw materials and manufacture finished goods to ensure we have inventory on hand to support a three week interruption in production. There can be no assurance however, that we can build the necessary safety levels of inventory in the period remaining prior to December 31, 1999.*

        - suppliers of energy and other utility companies may not be Year 2000 compliant and may experience service interruptions. A prolonged interruption in utility services could have a material adverse affect.*

     .  Information systems, hardware and software,
        - we are relying upon assurances from the manufacturers of our ERP, networking and telecommunications systems, *
     .  Critical vendors,
        - we have written to suppliers to gain assurances from them of their Year 2000 readiness and will rely on their assurances,*
        -  we have implemented safety time into materials sourcing, *
        - where practicable we have identified alternate suppliers for critical materials*
     .  Critical service providers,
        - our cash and cash equivalents are held between three different financial institutions, we will therefore have access to cash for a limited period unless all three institutions are not Year 2000 ready,*
        -  we have arrangements with and utilize alternate freight carriers,*
        - we are relying upon utilities companies being compliant, however, there can be no assurance that utility companies will be Year 2000 compliant*

     There can be no assurance that our contingency plan will adequately address issues that may arise in the Year 2000. Finally, we are also vulnerable to external forces that might generally affect industry and commerce, such as utility or transportation Year 2000 compliance failures and related service interruptions.

     We believe that we are unlikely to experience a material adverse impact on our financial condition or results of operations due to Year 2000 compliance issues within our operations.* However, since the assessment process is ongoing, we believe Year 2000 compliance complications can not be fully known, critical suppliers of components, services and others including utility companies are outside our control, and potential liability issues are not clear, the full potential impact of the Year 2000 on us is not known at this time. If management and our suppliers fail to remedy any Year 2000 issues, the most likely worst case scenario would include one or a combination of the following events occurring: interruption of electricity which would prevent the manufacturing and testing of products; collapse of financial and communications networks which would hinder the payment and collection of invoices as well as basic business transactions conducted over the telephone or the internet; shortages of supplies and parts resulting from "panic" buying or hoarding which would adversely affect the manufacturing of products as well as ongoing research and development; interruption in freight service which would prevent us from delivering product.* Any of these occurrences could result in material costs and loss of revenue. At this time, we are not able to estimate the extent or duration of the events discussed above or to quantify the effect it would have on our future revenues and results from operations.

Liquidity and Capital Resources

     Since inception through June 30, 1999, we have financed our operations primarily through the private placement of equity securities, bank loans, lease lines of credit, stockholder loans and our November 1997 IPO. From inception, we raised approximately $16.4 million in net proceeds from private equity financings. We raised an additional $43.8 million from our IPO, net of costs of $4.5 million.

     Cash and cash equivalents at June 30, 1999 were $27.0 million compared to $32.3 million at December 31, 1998.

     Net cash used in operating activities was approximately $5.1 million for the six months ended June 30, 1999, compared to $6.8 million for the prior-year period. Net cash used in operating activities differs from our net loss for these comparison periods primarily due to non-cash charges associated with the amortization of deferred compensation, the depreciation of property and equipment, the reduction in other current assets and the increase in accounts payable and other accruals and deferrals. These sources of funds were offset by an increase in accounts receivable, as we have increased sales of our products. Net cash used in investing activities was approximately $323,000 for the six months ended June 30, 1999, compared to $446,000 for the prior-year period, the net cash used in investing activities was primarily attributable to capital expenditures during these periods and additionally the stock repurchase program in 1999. Net cash provided by financing activities was approximately $147,000 for the six months ended June 30, 1999 and for the prior year period was $95,000. Net cash provided by financing activities in these six month periods is primarily attributable to the exercise of options.

     We recorded deferred stock compensation expense for the difference between the exercise price and the deemed fair value for financial statement presentation purposes of our Common Stock, as determined by the Board of Directors, for certain options granted. The total unamortized deferred stock compensation at June 30, 1999 is $267,000. Our amortized deferred compensation expenses were approximately $183,000 in the six months ended June 30, 1999, compared to $1.1 million for the respective 1998 period. The remainder of the deferred stock compensation will be amortized over the corresponding vesting period of each respective option, which is generally four years from date of original issuance.*

     At June 30, 1999, our principal sources of liquidity consisted of $27.0 million in cash and cash equivalents. There were no other material unused sources of liquid assets at June 30, 1999.

     We currently anticipate that our capital expenditure requirements will be approximately $1 million for the next twelve months.* These requirements relate primarily to the acquisition of computer hardware and software, manufacturing and test equipment and for additional leasehold improvements to handle anticipated headcount additions.*

     We anticipate that our existing resources will enable the us to maintain our current and planned operations at least through the next twelve months.* However, there can be no assurance that we will not require additional funding prior to such time. Our future capital requirements will depend on many factors, including the ability of management to establish and maintain strategic distributor relationships, our ability to attract and retain key employees, the time and cost in obtaining regulatory approvals, competing technological and market developments, the cost of manufacturing, market penetration and other factors. There can be no assurance that additional financing to meet our funding requirements will be available as needed. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish rights to products at an earlier stage of development or on less favorable terms than we would otherwise seek to obtain. The failure of management to raise capital when needed would have a material adverse effect on our business, financial condition and results of operations.

Factors That May Affect Future Results

     Our operating results may vary significantly depending on certain factors, including the effect of lack of market acceptance of products, maintained rate of increase of our installed base or the rate of consumption of handpieces by that installed base, delays in the introduction or shipment of new products, inability to attract and retain key personnel, increased competition, delays in ongoing research and development programs, litigation costs should we be involved in litigation, adverse changes in the economic conditions in any of the several countries in which we do business, a slower growth rate in our target markets, the uncertainty of international regulatory clearances or approvals, and the factors set forth in our annual report on form 10-K for the fiscal year ended December 31, 1998.

     Several factors will impact our ability to achieve market acceptance.

     RF tissue volume reduction in the upper airway is a new and novel development. Market acceptance of this procedure for the treatment of OSA, enlarged turbinates and snoring could be adversely affected by numerous factors, including:

 . the lack of availability of third-party reimbursement, . cost of the procedure,
 .  clinical acceptance,
 . long-term effectiveness of tissue volume reduction , . effective physician training and
 .  patient acceptance.

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

     Long-term effectiveness. Market acceptance will depend, in large part, upon the effectiveness of the Somnoplasty System over time.* There can be no assurance that the procedure will provide a permanent, curative treatment for patients. Independent factors, such as aging and weight gain, may, over time, lead to the enlargement of tissue in areas previously treated by our procedure.* Such regrowth of tissue could require further treatments, making the procedure a potentially less attractive alternative to existing surgical and non-surgical procedures, which could have a material adverse effect upon our business, financial condition and results of operations.

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

     Patient acceptance. Patient acceptance may be affected by numerous factors, including the possibility that the Somnoplasty procedure will require treatments on multiple occasions, which would be not only inconvenient for the patient, but also more costly.* Patients may require anywhere from one to six treatments to significantly reduce snoring; however, we anticipate that most patients will only require one to three treatments to significantly reduce snoring.* We anticipate that most patients will require fewer treatments to reduce enlarged turbinates than required to reduce snoring and more to treat OSA than snoring.* Factors such as poor training of the treating physician or improper use of the Somnoplasty System by the treating physician could lead to a patient requiring more treatments. Patient acceptance of the Somnoplasty System for the treatment of snoring, turbinate reduction, OSA, and other potential indications will also depend in part upon physician recommendations as well as other factors, including the effectiveness and reliability of the procedure as compared to existing surgical and non-surgical procedures.* There can be no assurance that the Somnoplasty System will be accepted by the patient community or that market demand for such a system will be sufficient to allow us to achieve profitable operations. In addition, publicity arising from any adverse outcome or other problem occurring in the treatment of a Somnoplasty patient for any reason, particularly during this early phase of the commercialization of the Somnoplasty System, could materially adversely affect patient demand for the procedure. Failure of the Somnoplasty System, for whatever reason, to achieve significant patient acceptance would have a material adverse effect on our business, financial condition and results of operations.

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

     We ship product from our facility to end user customers within the United States. Additionally, we have entered into independent distribution agreements, several of which were executed during the six months ended June 30, 1999, for distribution of our products within Europe, Canada and Asia/Pacific. We expect to continue to invest in our sales and marketing organization and to identify future qualified distribution partners.*

     The success of our future strategic or distributor relationships, will depend on the other parties' ability to perform the role contemplated by us.* We may have limited or no control over the resources that any particular strategic party or distributor devotes to our relationship with us. There can be no assurance that we will be successful in locating or finalizing agreements with further qualified parties with whom to enter into additional strategic or distributor relationships or that any such relationships can be maintained or will ultimately prove beneficial to us. In the event we are not successful in developing such additional relationships, or if such relationships do not prove to be successful, our business, financial condition and results of operations would be materially adversely affected.

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

     We have generated only limited revenues from sales of the Somnoplasty System and have limited experience in manufacturing, selling and marketing our products in commercial quantities. There can be no assurance that the Somnoplasty System will be sufficiently successful for us to achieve significant revenues. From inception in 1996 through June 30, 1999, we have had total revenues of approximately $15.2 million and incurred cumulative losses of approximately $42.8 million. We expect to significantly increase spending over the next several years with respect to sales and marketing, manufacturing and to a lesser extent, ongoing research and development efforts and clinical trials, and expect to incur significant additional losses beyond the next 12 months.* Whether we can successfully manage the transition to a larger-scale enterprise will depend upon a number of factors, including our ability to increase our commercial manufacturing and sales and marketing capabilities. Our inability to establish such capabilities would have a material adverse effect on our business, financial condition and results of operations.

     We may experience manufacturing problems with regard to our control unit.

     In the past we purchased our 215 RF control unit as a finished assembly from a single-source supplier. We discontinued selling the 215 RF control unit model during fiscal 1998. The S-2 control unit is manufactured largely by us in our Sunnyvale, California facility. There can be no assurance that we will not experience design or production issues as we develop and expand such manufacturing activities.

     We launched the S-2 during the second quarter of fiscal 1998. The S-2 control unit is more expensive than the 215 RF control unit. There can be no assurance that we will be able to successfully market and sell the S-2 control unit. Further, there can be no assurance that we will not experience increased levels of returns of the 215 RF control unit as a result of the launch of the S-2 control unit or that we will continue to be able to support the 215 RF control unit. We may experience increased levels of warranty costs associated with the new product. Further, we expect that we will continuously bring new generation products to market that may compliment or replace current products.* There can be no assurance that we can successfully manage these product transitions.

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

     We are dependent upon key personnel.

     Our future success depends in significant part upon the continued service of certain key scientific, technical and management personnel and our ability to attract and retain highly qualified scientific, technical and managerial personnel.* Competition for such personnel is intense, and there can be no assurance that we can retain our key scientific, technical and managerial personnel or that we can attract, assimilate or retain other highly qualified scientific, technical and managerial personnel in the future. We have taken steps to retain our key employees, including the granting of stock options that vest over time. However, we continue to have open positions, including key positions in R&D, clinical and manufacturing, including all three vice president positions. The loss of key personnel, especially if without advanced notice, or the inability to hire or retain qualified personnel could have a material adverse effect upon our business, financial condition and results of operations.

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
-----------------------------

Item 2.  Changes in Securities and Use of Proceeds

     From the date of the sale of securities under our Registration Statement on Form S-1 (File No. 333-35401), which was declared effective on November 5, 1997 (the "Offering"), through June 30, 1999, the approximate amount of net proceeds used from the Offering were $9.4 million for research and development, clinical trials and regulatory matters, $7.8 million to manufacture product and further develop manufacturing expertise and capabilities, $17.4 million to improve and expand financial capabilities, to enhance financial reporting systems, to expand sales and marketing efforts, and for other general corporate purposes and $1.1 for the acquisition of fixed assets. The remaining net proceeds from the IPO continue to be held in cash and cash equivalent investments.

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

Item 4:  Submission of Matters to a Vote of Security Holders

     We solicited proxies for an annual meeting of stockholders on May 13, 1999 to all of our stockholders.

     The election of all directors was conducted and the following nominees were elected: Gary R. Bang, John G. Schulte and Abhi Acharya, PH.D.

                              Votes          Votes
     Name                     For            Withheld
     ----                     ---            --------
     Gary R. Bang             9,976,910        42,800
     John G.Schulte           9,976,910        42,800
     Abhi Acharya, PH.D.      9,976,910        42,800

     Our 1996 Stock Plan was amended and the number of shares of Common Stock reserved for issuance under the plan was increased by 500,000 to 4,350,000 with 8,702,195 votes in favor, 1,311,850 votes against and 5,665 abstentions.

     Ernst & Young, LLP was ratified as the independent auditors of the Company for the fiscal year ending December 31, 1999 with 9,979,392 votes in favor and 40,318 votes withheld.


Item 6:  Exhibits and Reports on Form 8-K

     (a) There were no reports on Form 8-K during the quarter ended June 30, 1999.

          Exhibit 10.5 - Development and Supply Agreement+
          Exhibit 27.1 - Financial Data Schedule


     + Confidential treatment requested

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



                                SOMNUS MEDICAL TECHNOLOGIES, INC.
                                           (Registrant)




Date: August 16, 1999           By:     /s/ John G. Schulte
                                ----------------------------
                                John G. Schulte
                                President and
                                Chief Executive Officer



                                By:   /s/  Robert D. McCulloch
                                ------------------------------
                                Robert D. McCulloch
                                Vice President of Finance
                                Chief Financial Officer and Chief Information Officer (principal financial and accounting officer)