Form 10-Q
period 1999-09-30
SOMNUS MEDICAL TECHNOLOGIES INC
filed 1999-11-12
CIK 1026405

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X      No __
                                      -----

As of October 31, 1999 14,326,571 shares of the Registrant's Common Stock were outstanding.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                                     INDEX


PART I.  FINANCIAL INFORMATION                                             Page
------------------------------                                             ----
Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of
          September 30, 1999 and December 31, 1998..........................  3

          Condensed Consolidated Statements of Operations for the
          three and nine month periods ended September 30, 1999 and 1998....  4

          Condensed Consolidated Statements of Cash Flows for the
          nine month periods ended  September 30, 1999 and 1998.............  5

          Notes to Condensed Consolidated Financial Statements..............  6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................  8

Item 3.   Quantitative and Qualitative Disclosures of
          Market Risk....................................................... 18

PART II.  OTHER INFORMATION
---------------------------


Item 2.   Changes in Securities and Use of Proceeds......................... 19


Item 6.   Exhibits and Reports on Form 8-K.................................. 19

Signatures.................................................................. 20

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                     Condensed Consolidated Balance Sheets
                                (In thousands)


                                                              September 30,              December 31,
                                                                       1999                      1998
                                                                (Unaudited)                       (*)
                                                       ---------------------      --------------------
Assets
Current assets:
  Cash and cash equivalents                                         $ 23,886                  $ 32,280
  Accounts receivable, net                                             1,970                     1,329
  Inventories                                                          1,016                       806
  Other current assets                                                   206                       411
                                                       ---------------------      --------------------
Total current assets                                                  27,078                    34,826
Property and equipment, net                                            1,473                     1,601
Other assets                                                              90                        85
                                                       ---------------------      --------------------
                                                                    $ 28,641                  $ 36,512
                                                       ---------------------      --------------------
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                  $  2,209                  $  1,521
  Accrued liabilities                                                  2,615                     2,174
  Accrued compensation                                                 2,552                     1,858
  Accrued clinical costs                                                 472                       675
  Deferred revenue and related allowances                              1,351                       856
                                                       ---------------------      --------------------
Total current liabilities                                              9,199                     7,084

Stockholders' equity:
  Common stock                                                            14                        14
  Additional paid-in capital                                          65,195                    65,046
  Deferred stock compensation                                           (222)                     (450)
  Accumulated deficit                                                (45,545)                  (35,182)
                                                       ---------------------      --------------------
Total stockholders' equity                                            19,442                    29,428
                                                       ---------------------      --------------------
                                                                    $ 28,641                  $ 36,512
                                                       =====================      ====================

(*)  Derived from audited financial statements.

                            See accompanying notes

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                     (In thousands, except per share data)



                                                           For the Three Months               For the Nine Months Ended
                                                                   Ended                               Ended
                                                       -------------------------------    --------------------------------
                                                          Sept. 30,          Sept. 30,         Sept. 30,         Sept. 30,
                                                            1999*               1998             1999*             1998
                                                       -------------   ---------------    ---------------   ---------------
Net revenues                                                 $ 3,175           $ 2,331          $  8,484         $  6,031
Cost of revenues                                               1,541             1,365             4,713            3,989
                                                       -------------   ---------------    ----------------  ---------------
Gross Margin                                                   1,634               966             3,771            2,042
Operating expenses:
    Research and development                                     878             1,963             4,248            5,992
    Selling, general and administrative                        3,843             3,759            11,015            9,752
                                                       -------------   ---------------    ----------------  ---------------
Total operating expenses                                       4,721             5,722            15,263           15,744
                                                       -------------   ---------------    ----------------- ---------------
Loss from operations                                          (3,087)           (4,756)          (11,492)         (13,702)

Interest and other income                                        307               469             1,129            1,541
Interest expense                                                   -                (1)               (-)              (3)
                                                       -------------   ---------------    ----------------- ---------------
Net Loss                                                     $(2,780)          $(4,288)         $(10,363)        $(12,164)
                                                            ========           =======           ========         ========
Net loss per share:
    Basic and Diluted                                         $(0.19)           $(0.31)           $(0.73)          $(0.89)
                                                            ========           =======           ========         ========
Shares used in computing per share amounts:
    Basic and Diluted                                         14,324            13,804            14,215           13,642
                                                            ========           =======           ========         ========


* Revenue for the three and nine months ended September 30, 1999 includes related party revenue of $95,000 and $445,000, respectively. Interest and other income, net for the nine months ended September 30, 1999 includes nonrecurring technology and documentation fees from a related party of $133,000.

                            See accompanying notes

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                Condensed Consolidated Statements of Cash Flows
                           (Unaudited, In thousands)


                                                                                   For the Nine Months Ended
                                                                                  Sept. 30,               Sept. 30,
                                                                                       1999                    1998
                                                                        ---------------------    -------------------
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss                                                                         $(10,363)               $(12,164)
Adjustments to reconcile net loss to net cash used in operating activities:
 Amortization of deferred compensation                                                463                   1,766
 Depreciation and amortization                                                        677                     612
 Net book value of property, plant and equipment retirements                            -                     115
 Changes in operating assets and liabilities:
    Other current assets                                                              205                      13
    Accounts receivable                                                              (641)                 (1,389)
    Inventories                                                                      (210)                   (639)
    Other assets noncurrent                                                            (5)                    (23)
    Accounts payable and other accrued liabilities                                  1,129                   1,413
    Accrued employee compensation                                                     694                     905
    Accrued clinical costs                                                           (203)                    340
    Deferred revenue and related allowances                                           495                     307
                                                                        -----------------        ----------------

Net cash used in operating activities                                              (7,759)                 (8,745)
                                                                        -----------------        ----------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Capital expenditures                                                               (548)                   (646)
  Repurchase of common stock                                                         (285)                      -
                                                                        -----------------        ----------------
Net cash used in investing activities                                                (833)                   (646)
                                                                        -----------------        ----------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                            198                     163
                                                                        -----------------        ----------------

Net cash provided by financing activities                                             198                     163
                                                                        -----------------        ----------------

Net decrease in cash and cash equivalents                                          (8,394)                 (9,228)
Cash and cash equivalents, beginning of period                                     32,280                  45,145
                                                                        -----------------        ----------------
Cash and cash equivalents, end of period                                         $ 23,886                $ 35,917
                                                                        =================        ================
Supplemental disclosure of cash flow information
Cash paid for interest                                                           $      -                $      3

                             See accompanying notes

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - Summary of Significant Accounting Policies
---------------------------------------------------

     Basis of Presentation

     The condensed consolidated balance sheet as of September 30, 1999, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1999 and 1998, have been prepared by management, without audit, in accordance with generally accepted accounting principles, for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1999 and results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

     These condensed financial statements should be read in conjunction with our audited consolidated financial statements as included in our Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1999.

     Revenue Recognition

     We generally recognize revenue at the time products are shipped or, for sales which are financed through third parties, upon acceptance from a third party leasing company of a customer lease and the related equipment. For shipments to distributors made under agreements, revenue is generally recognized upon sale by the distributor. Allowances for product returns are provided for at the time of revenue recognition.

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

     Segment Information

     We have organized the business in one operating segment which includes activities relating to development, manufacturing and marketing of medical devices and utilization of proprietary radiofrequency technology for the treatment of upper airway disorders. Substantially all of our assets are in the United States.

NOTE 2 - Inventories
--------------------

(in thousands)                    September 30,        December 31,
                                           1999                1998
                                    (Unaudited)
Raw Materials                           $  338                 $399
Work in Process                            189                  111
Finished Goods                             489                  296
                                  ------------------------------------
                                        $1,016                 $806
                                  ====================================

NOTE 3 - Stock Repurchase Program
---------------------------------

    In October 1998, we announced that our board of directors had authorized a stock repurchase program permitting the purchase of up to 1,000,000 shares of our common stock, at up to $5.00 per share, in the open market. The stock repurchase program was implemented during the first quarter of fiscal 1999 and 100,000 shares have been repurchased under the program as of September 30, 1999 for a net cash outflow of approximately $285,000.

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

     We ship product from our facility to end user customers within the United States. Additionally, we have entered into independent distribution agreements, several of which were executed during the first half of fiscal 1999, for distribution of our products within Europe, Canada and Asia/Pacific. During October 1999, we signed a distributor agreement in Japan. We expect to continue to invest in our sales and marketing organization and to identify future qualified distribution partners.*

     We plan to continue to hire personnel as required to support the current and anticipated growth for:

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

     As of September 30, 1999, we have incurred cumulative losses from inception of approximately $45.5 million. Moreover, we expect to incur significant additional operating losses beyond the next 12 months primarily due to the development of our manufacturing and sales and marketing capabilities along with ongoing research and development efforts, including clinical studies and expenses associated with our patent portfolio.* Our limited operating history makes accurate prediction of future operating results difficult or impossible.

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

Results of Operations

     Net revenue.   Our revenues for the three and nine months ended September
30, 1999 are derived primarily from sales of our Somnoplasty System, consisting of the S2 control unit and disposable handpieces, to private practices, hospitals, clinics and sleep centers. During the first half of fiscal 1998 the control unit commercially available was the 215 RF. The S2 control unit was introduced in June 1998. Net revenues for the three months ended September 30, 1999 (the third quarter) and nine months ended September 30, 1999 were approximately $3.2 million and $8.5 million respectively, an increase over the prior year period's net revenue of $0.8, or 36%, and $2.5 million, or 41%, respectively. These increases are primarily due to increased sales of control units and increased handpiece shipments driven by a higher installed base, increased intensity of consumption by that installed base, plus additional indications treatable with the Somnoplasty System. These increases were partially offset by lower average selling prices of the control units in fiscal 1999. During the nine month periods ended September 30, 1999 and 1998, net revenues were attributable to sales to customers principally in the United States. International markets accounted for approximately 12% of net revenues in fiscal 1999 and an immaterial amount in fiscal 1998. We expect that the sale of control units will constitute a significant percentage of our total revenues in the near term as we build an installed base of users.* However, we expect disposable handpieces to continue to increase as a percentage of total revenue, year over year.*

     Cost of revenues. Cost of revenues increased by approximately $176,000, or 13%, to $1.5 million and by $724,000, or 18%, to $4.7 million, for the third quarter and nine months ended September 30, 1999, respectively, compared to the prior year periods. However, cost of revenues reduced as a percentage to approximately 49% of net revenue for the third quarter of fiscal 1999, an improvement of 10% from the prior year period percentage of 59% and to approximately 56% of net revenue for the nine months ended September 30, 1999, an improvement of 10% from the prior year period percentage of 66%. Cost of revenues consist primarily of salaries and wages, raw materials, subassemblies and completed electronics, quality assurance and warranty costs. In fiscal 1998 cost of revenues also included manufacturing start-up costs.

     The increase in cost of revenues for the third quarter and nine months ended September 30, 1999 are primarily direct labor and material costs related to higher volumes of product produced. The reduction of cost of revenues as a percentage of net revenues included the effect of certain fixed costs being absorbed over these higher volumes, a change in product mix to a higher proportion of higher margin handpieces and process improvements, partially
offset by the effect of lower average selling prices.   During the third
quarter, management initiated a device acquisition program, whereby control units can be purchased at a reduced price if a customer commits to purchasing certain handpiece volumes. If a significant percentage of control units sold are sold under this program, cost of revenues as a percentage of revenues will increase.

     Research and development expenses. Research and development (R&D) costs for the third quarter and nine months ended September 30, 1999 were approximately $878,000 and $4.2 million, respectively, a decrease over the prior year periods of $1.1 million or 55% and $1.7 million, or 29%, respectively. Research and development expenses are primarily comprised of salaries and related expenses, prototype development costs, costs associated with intellectual property, and clinical trial and regulatory approval expenses.

     The 1999 decrease in expenses for the third quarter and nine months is primarily due to a decrease in salaries and employee related expenses due to lower headcount including two open vice president and various other open positions, lower costs associated with intellectual property and the lower average cost of ongoing clinical trials to support efficacy verses the high cost of trials in progress last fiscal year to support FDA clearance. These were partially offset by increased consulting costs, in part due to the open positions and also due to intensive clinical activity substantiating the efficacy and safety of the Somnoplasty System. Additionally a one-time charge of $214,000, being fifty percent of the severance costs of a certain officer, was recorded in the first quarter of fiscal 1999, and a one-time reversal of a clinical charge of $300,000 was recorded during the third quarter of fiscal 1999. The nine month decrease also included lower outside design and equipment costs associated with the intensive development efforts in the first half of fiscal 1998. Non-cash stock compensation charges resulting from stock option grants for the third quarter and nine months ended September 30, 1999 versus the same periods of 1998 are approximately $20,000 and $206,000, respectively, versus $206,000 and $606,000, respectively.

     Selling, general and administrative. Selling, general and administrative ("SG&A") expenses for the third quarter and nine months ended September 30, 1999 were approximately $3.8 million and $11.0 million, respectively, an increase over the prior year periods of $84,000, or 2%, and $1.3 million, or 13%, respectively. SG&A expenses primarily consist of executive salaries, professional fees, facilities overhead, accounting, information systems and human resources, general office administration expenses such as rent and facility costs.

     The 1999 increase in SG&A for the third quarter and nine months is primarily due to increased infrastructure costs, including our overseas office, information systems, human resources and the facility remodeling in the first quarter of fiscal 1999. Additionally, higher commissions and travel and entertainment costs are associated with the higher volume of sales in North America. A one-time charge of $214,000, being fifty percent of the severance costs of a certain officer, was recorded in the first quarter of fiscal 1999. These increases were partially offset by a one-time charge of $300,000 being the severance costs of a certain officer in fiscal 1998. The third quarter of fiscal 1999 also included higher marketing costs related to the launch of a consumer marketing campaign in specific areas of the United States. Non-cash stock compensation charges resulting from stock option grants for the third quarter and nine months ended September 30, 1999 versus the same periods of 1998 are approximately $24,000 and $213,000, respectively, versus $422,000 and $1.0 million, respectively.

     Interest and other income, net. Interest and other income, net for the third quarter and nine months ended September 30, 1999 was approximately $307,000 and $1.1 million, respectively, compared to $469,000 and $1.5 million, respectively, for the prior-year periods. The decreases are largely attributable to the reduction in interest income earned on a decreasing balance of cash and cash equivalents. The nine month decrease is reduced by nonrecurring technology and documentation fees received from a related party in the first quarter of fiscal 1999.

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

     We believe that our networking systems are Year 2000 compliant and our enterprise resource planning (ERP) systems and telecommunications systems will be Year 2000 compliant by the end of November 1999.* We have contacted the manufacturer of our ERP system and received written assurance that the operating system, our implementation of the operating system and the database will be Year 2000 compliant after a minor upgrade already in progress and scheduled for completion by the end of November 1999.* We have upgraded our Microsoft operating system and office suite to a version that Microsoft claims is Year 2000 compliant. We have also upgraded our current telephone system to a version that the manufacturer claims in year 2000 compliant. We do not employ any other mission critical software systems. We are primarily relying upon assurances provided by vendors and have performed minimal testing to supplement those assurances.* We have not and do not plan to perform substantial independent testing to validate these manufacturer's claims. Our product is not date dependant and is therefore Year 2000 compliant. However, while we believe we have made significant progress in resolving known Year 2000 issues, we will perform ongoing testing during the remainder of fiscal 1999 to reasonably ensure Year 2000 compliance for our operations.*

     We have identified critical suppliers of products and services. Our reliance on our key suppliers, and therefore on the proper functioning of their information systems and software, is increasing. We have written to existing critical suppliers to gain assurance from them of their Year 2000 readiness. However, to date, we have not received responses from all suppliers contacted and we believe we are unlikely to receive responses from all suppliers before January 1, 2000.* There can be no assurance that all of these suppliers or future suppliers will be Year 2000 compliant. Their failure to address Year 2000 issues could have a material adverse effect on us.

     Although it is difficult to estimate the total Year 2000 project costs, our estimate is that such costs will total between approximately $75,000 and $150,000, * which is not material to our business operations or financial condition. We estimate we have incurred approximately $75,000 through September 30, 1999 on this project. The expenses of the Year 2000 project are being funded from existing cash reserves and through operating cash flows.

     Our contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our operations is for certain mission critical operations for the three-week period immediately subsequent to January 1, 2000. Mission critical operations have been identified by management as including:

  .  Somnus product,

     - our product is not date dependant and is not dependent upon power supplies to our facility to store in inventory. Therefore we plan to build safety levels of raw materials and manufacture finished goods to ensure we have inventory on hand to support a three week interruption in production. * There can be no assurance however, that we can build the necessary safety levels of inventory in the period remaining prior to December 31, 1999.
     - suppliers of energy and other utility companies may not be Year 2000 compliant and may experience service interruptions.* A prolonged interruption in utility services could have a material adverse affect.

  .  Information systems, hardware and software,

     - we are relying upon assurances from the manufacturers of our ERP, networking and telecommunications systems,

  .  Critical vendors,

     - we have written to suppliers to gain assurances from them of their Year 2000 readiness and will rely on their assurances,*
     -  we have implemented safety time into materials sourcing,
     - where practicable we have identified alternate suppliers for critical materials

  .  Critical service providers,

     - our cash and cash equivalents are held between three different financial institutions, we believe we will have access to cash unless all three institutions are not Year 2000 ready,*

     -  we have arrangements with and utilize alternate freight carriers,

     - we are relying upon utilities companies being compliant, however, there can be no assurance that utility companies will be Year 2000 compliant

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

Liquidity and Capital Resources

     Since inception through September 30, 1999, we have financed our operations primarily through the private placement of equity securities, bank loans, lease lines of credit, stockholder loans and our November 1997 IPO. From inception, we raised approximately $16.4 million in net proceeds from private equity financings. We raised an additional $43.8 million from our IPO, net of costs of $4.5 million.

     Cash and cash equivalents at September 30, 1999 were $23.9 million compared to $32.3 million at December 31, 1998.

     Net cash used in operating activities was approximately $7.8 million for the nine months ended September 30, 1999, compared to $8.7 million for the prior year period. Net cash used in operating activities differs from our net loss for these comparison periods primarily due to non-cash charges associated with the amortization of deferred compensation, the depreciation of property and equipment, the reduction in other current assets and the increase in accounts payable and other accruals and deferrals. These sources of funds were offset by an increase in accounts receivable, as we have increased sales of our products and an increase in inventory as we ramp up for anticipated higher sales and year 2000 safety levels. Net cash used in investing activities was approximately $833,000 for the nine months ended September 30, 1999, compared to $646,000 for the prior-year period, the net cash used in investing activities was primarily attributable to capital expenditures during these periods and additionally the stock repurchase program in the first half of 1999. Net cash provided by financing activities was approximately $198,000 for the nine months ended September 30, 1999 and for the prior year period was $163,000. Net cash provided by financing activities in these nine month periods is primarily attributable to the exercise of options.

     We recorded deferred stock compensation expense for the difference between the exercise price and the deemed fair value for financial statement presentation purposes of our Common Stock, as determined by the Board of Directors, for certain options granted. The total unamortized deferred stock compensation at September 30, 1999 is $222,000. Our amortized deferred compensation expenses were approximately $228,000 in the nine months ended September 30, 1999, compared to $1,766,000 for the respective 1998 period. The remainder of the deferred stock compensation will be amortized over the corresponding vesting period of each respective option, which is generally four years from date of original issuance.*

     At September 30, 1999, our principal sources of liquidity consisted of $23.9 million in cash and cash equivalents. There were no other material unused sources of liquid assets at September 30, 1999.

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

     Our future success will depend, in part, on our ability to enter into and successfully develop strategic and distributor relationships with other parties with respect to the marketing and distribution of our products.*

     We ship product from our facility to end user customers within the United States. Additionally, we have entered into independent distribution agreements, several of which were executed during the first half of fiscal 1999, for distribution of our products within Europe, Canada and Asia/Pacific. During October 1999, we signed a distributor agreement in Japan.

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

     We have generated only limited revenues from sales of the Somnoplasty System and have limited experience in manufacturing, selling and marketing our products in commercial quantities. There can be no assurance that the Somnoplasty System will be sufficiently successful for us to achieve significant revenues. From inception in 1996 through September 30, 1999, we have had total revenues of approximately $18.4 million and incurred cumulative losses of approximately $45.5 million. We expect to significantly increase spending over the next several years with respect to sales and marketing, manufacturing and to a lesser extent, ongoing research and development efforts and clinical trials, and expect to incur significant additional losses beyond the next 12 months.* Whether we can successfully manage the transition to a larger-scale enterprise will depend upon a number of factors, including our ability to increase our commercial manufacturing and sales and marketing capabilities. Our inability to establish such capabilities would have a material adverse effect on our business, financial condition and results of operations.

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

     We launched the S-2 during the second quarter of fiscal 1998.. There can be no assurance that we will be able to continue to successfully market and sell the S-2 control unit. Further, there can be no assurance that we will not experience increased levels of returns of the 215 RF control unit as a result of the acceptance of the S-2 control unit or that we will continue to be able to support the 215 RF control unit. We may experience increased levels of warranty costs associated with the new product. Further, we expect that we will continuously bring new generation products to market that may compliment or replace current products.* There can be no assurance that we can successfully manage these product transitions.

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

     We are dependent upon key personnel.

     Our future success depends in significant part upon the continued service of certain key scientific, technical and management personnel and our ability to attract and retain highly qualified scientific, technical and managerial personnel.* Competition for such personnel is intense, and there can be no assurance that we can retain our key scientific, technical and managerial personnel or that we can attract, assimilate or retain other highly qualified scientific, technical and managerial personnel in the future. We have taken steps to retain our key employees, including the granting of stock options that vest over time. However, we continue to have open positions, including the Vice President of Research and Development. The loss of key personnel, especially if without advanced notice, or the inability to hire or retain qualified personnel could have a material adverse effect upon our business, financial condition and results of operations.

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
-----------------------------

Item 2.  Changes in Securities and Use of Proceeds

     From the date of the sale of securities under our Registration Statement on Form S-1 (File No. 333-35401), which was declared effective on November 5, 1997 (the "Offering"), through September 30, 1999, the approximate amount of net proceeds used from the Offering were $10.1 million for research and development, clinical trials and regulatory matters, $9.0 million to manufacture product and further develop manufacturing expertise and capabilities, $20.3 million to improve and expand financial capabilities, to enhance financial reporting systems, to expand sales and marketing efforts, and for other general corporate purposes and $1.4 million for the acquisition of fixed assets. The remaining net proceeds from the IPO continue to be held in cash and cash equivalent investments.

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

     (a) There were no reports on Form 8-K during the quarter ended September 30, 1999.


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



                        SOMNUS MEDICAL TECHNOLOGIES, INC.
                                  (Registrant)




Date: November 12, 1999        By: /s/ John G. Schulte
                               ----------------------------
                               John G. Schulte
                               President and
                               Chief Executive Officer


                               By:   /s/  Robert D. McCulloch
                               ------------------------------
                               Robert D. McCulloch
                               Vice President of Finance
                               Chief Financial Officer and Chief Information Officer (principal financial and accounting officer)