Form 10-K
period 1999-12-31
SOMNUS MEDICAL TECHNOLOGIES INC
filed 2000-03-30
CIK 1026405

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

                For the fiscal year ended December 31, 1999 or

 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                       Commission File Number: 000-23275

                               ----------------

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
            (Exact name of Registrant as specified in its charter)

                     Delaware                   77-0423465
              (State or other jurisdiction
                                 (I.R.S. Employer Identification Number)
            of incorporation or organization)

                     285 N. Wolfe Road            94086
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 10, 2000, as reported on the Nasdaq National Market, was approximately $81,267,000.

   The number of shares of Common Stock outstanding as of March 10, 2000:
14,447,438 shares.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

PART I....................................................................   1

ITEM 1. BUSINESS..........................................................   1

ITEM 2. PROPERTIES........................................................  20

ITEM 3. LEGAL PROCEEDINGS.................................................  20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  20

PART II...................................................................  21

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS...........................................................  21

ITEM 6. SELECTED FINANCIAL DATA...........................................  22

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS.............................................  23

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......  27

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........  28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE..............................................  42

PART III..................................................................  43

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............  43

ITEM 11. EXECUTIVE COMPENSATION...........................................  45

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...  45

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  45

PART IV...................................................................  45

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-
         K................................................................  45

                                    PART I

ITEM 1. BUSINESS

   This Report on Form 10-K contains certain forward looking statements regarding future events. Actual events or results may differ materially as a result of the factors described herein and in the documents incorporated herein by reference, including, in particular, those factors described under "Additional Risk Factors."

Company Overview

   Somnus was incorporated in Delaware in January 1996. We design, develop, manufacture and market innovative medical devices that utilize our proprietary temperature controlled radiofrequency ("TCRF") technology for the treatment of upper airway disorders. The Somnus Somnoplasty(R) System provides physicians with a suite of products designed to offer minimally-invasive, curative treatment alternatives for disorders of the upper airway, including obstructive sleep apnea syndrome ("OSAS"), enlarged turbinates and habitual snoring. Our Somnoplasty System shrinks tissue in the upper airway by utilizing automated TCRF control units and a suite of disposable, single-use, needle electrode devices, which deliver controlled thermal energy to obstructed areas, while protecting the delicate mucosal lining of the tissue. Our clinically proven, patented, temperature controlled, radiofrequency technology ensures predictable and consistent tissue volume reduction without cutting or bleeding, reducing pain and post procedure complications. We have received Food and Drug Administration ("FDA") and European clearance for the use of the Somnoplasty System in the treatment of OSAS, Upper Airway Resistance Syndrome ("UARS"), chronic turbinate hypertrophy and habitual snoring, and officially launched the marketing of the Somnoplasty System at the American Academy of Otolaryngology-Head and Neck Surgery Foundation, Inc. conference in September 1997.

   We have a direct sales force and a manufacturers representative group to market our products in the United States. Our intention is to market the Somnoplasty System primarily to:

  . ear, nose and throat physicians,

  . oral maxillofacial surgeons,

  . pulmonologists,

  . sleep medicine specialists,

  . allergists and

  . other physicians who treat upper airway disorders.

   There are approximately 9,000 ear, nose and throat physicians, 7,000 oral maxillofacial surgeons, and 6,800 pulmonologists and, we believe more than 1,800 sleep clinics in the United States. As of December 31, 1999, we have an installed base of 568 control units in the United States. We intend to continuously expand our marketing program directed primarily at the medical community and to a lesser extent at consumers, to further establish awareness of the Somnoplasty Procedure.

   We have a European Headquarters in The Netherlands primarily to manage relationships with our 9 distributors throughout Europe. In addition we have 9 distributors in Latin America, Africa, Asia and the Pacific Rim.

   On October 20, 1999 we announced our exclusive distribution agreement with MC Medical, a subsidiary of Mitsubishi Corporation, to distribute the Somnoplasty technology throughout Japan. We have applied for clearance to sell our products in Japan through the "Shonin" process. We received clearance of the S2 generator for tissue reduction in the head and neck area, for the treatment of habitual snoring and OSAS. We are awaiting approval for the disposable handpieces.

   At December 31, 1999, our commercial products included one control unit model and three disposable devices designed to treat a variety of upper airway disorders. Additional devices are under development. As of December 31, 1999, in the United States, we had 29 issued patents, and an additional 22 pending patent applications. We also had 3 issued foreign patents and 19 pending foreign patent applications.

Business Strategy

   Our strategy is to establish the Somnoplasty System, which utilizes our proprietary temperature controlled radiofrequency technology, as the standard of care for the management and treatment of a variety of upper airway disorders. The following are key elements of the strategy:

We provide minimally-invasive, curative treatments for upper airway disorders.

   The Somnoplasty System provides physicians with a suite of products designed to offer minimally-invasive, curative treatment alternatives for a number of upper airway disorders. We believe that the clinical and patient benefits of the Somnoplasty System include:

  . effectiveness,

  . quick procedure time,

  . reduced morbidity,

  . tissue shrinkage without cutting,

  . outpatient setting,

  . use of local anesthesia and

  . low post-procedural pain.

   These benefits represent a significant advancement to physicians and patients over existing treatment options, which, depending upon the disorder, are highly-invasive, palliative and/or expensive.

 We intend to pursue additional indications for the Somnoplasty System.

   Somnus received 510(k) clearance in July 1997 for the use of the Somnoplasty System for reduction of soft tissue, including the soft palate/uvula, for the treatment of habitual snoring. We received the CE Mark for treatment of upper airway disorders in June 1997. In December 1997, we received 510(k) clearance for the treatment of enlarged turbinates associated with chronic turbinate hypertrophy and in November 1998 we received 510(k) clearance for the treatment of OSAS/UARS. We intend to seek 510(k) clearance of the Somnoplasty System for other new indications, some of which are associated with OSAS. Clinical trials have recently begun for use of the Somnoplasty System in the treatment of hypertrophic ("enlarged") tonsils.

   In 2000, we plan to file for FDA clearance and, if such clearance is obtained, to launch a tonsil handpiece to address the market for treatment of enlarged tonsils, currently estimated at more than half a million annually.

 We are creating global distribution through a direct sales force and collaborative relationships.

   We have established a direct sales and distribution capability in the United States, initially targeting the estimated 9,000 ear, nose and throat physicians, 7,000 oral maxillofacial surgeons, 6,800 pulmonologists and 1,800 sleep clinics.

   In the United States, our direct sales force of 10 representatives and one sales representative group is supported by three clinical specialists whose role is to support the physicians in the use of the system for increased sales and patient satisfaction. In Europe our 9 distributors are managed from our European headquarters in The Netherlands. Our sales in the rest of the world are coordinated by the Director of International Sales, hired in 1999 and based in Sunnyvale.

   We may add additional sales personnel, representative groups, and distributors as necessary to further penetrate markets in the United States and around the world.

 We have acquired and may acquire or grant licensed complementary technologies and products and may continue to pursue this strategy in the future.

   We acquired complimentary technology through license agreements for technology and patents during fiscal 1998. One such license from Medtronic, Inc. allows the use of the lockout feature of the S2 control unit to protect patients against the reuse of disposable devices. We have also granted a license to Conway Stuart Medical, Inc., for certain radiofrequency generator technology for treatment of gastroesophageal disorders. We expect to continue to compliment our core business and technological platform through acquisitions that broaden our product line and help accelerate the market acceptance and penetration of the Somnoplasty System.

Upper Airway Disorders

   The upper airway comprises the passages in the nose, the back of the mouth, and the throat and allows breathing, swallowing and speech vocalization. The breathing function requires the upper airway tissue and musculature to be stiff enough to prevent collapse during respiration, while swallowing and speech require compliance and flexibility. The upper airway is susceptible to a variety of ailments, including tissue obstructions. A common cause of obstruction found in the upper airway is excess tissue in one or more locations, including the uvula (the small conical fleshy tissue hanging from the center of the soft palate), soft palate, base of the tongue, turbinates (soft tissue in the nasal cavity) and tonsils. Obstructed breathing impedes the normal flow of air to the respiratory system.

   Certain upper airway disorders, such as snoring and OSAS/UARS, are present only during sleep, when normal neurologic stimulation and upper airway muscle tone are diminished. Such upper airway disorders are classified as sleep disorders and can have an adverse impact on a person's everyday life. The consequences of sleep disorders and sleep deprivation include reduced productivity, decreased quality of life due to excessive daytime sleepiness and increased risk of serious illness such as cardiovascular disease. Other disorders, such as nasal congestion due to enlarged turbinates (for instance, as a consequence of allergies, such as hay fever) or enlarged tonsils, are independent of the wake/sleep cycle and affect people throughout the day as well as during sleep.

 Obstructive Sleep Apnea Syndrome (OSAS)

   OSAS occurs when tissues in the back of the mouth and in the throat cause intermittent complete or partial blockage in the upper airway, resulting in an inability to breathe properly. The brain, sensing that the body is suffocating from a lack of oxygen, arouses the person to a light sleep, causing the throat muscles to contract, thus allowing a small passage of air and producing a gasping sound. The person falls back into deeper sleep until the muscles relax again, blocking the upper airway and repeating the cycle of arousal.

   The cycle of complete or partial upper airway closure with subconscious arousal to lighter levels of sleep can be repeated as many as several hundred times during six to eight hours of sleep. Sufferers of OSAS typically experience ten or more such cycles per hour and experience two or more clinical symptoms of OSAS, such as excessive daytime sleepiness, reduced cognitive function (including memory loss and lack of concentration) and irritability. Several reports indicate that the oxygen desaturation, increased heart rate and elevated blood pressure caused by OSAS may be associated with increased risk of cardiovascular morbidity and mortality due to angina, stroke and heart attack.

   According to a 1993 report to Congress, the National Commission on Sleep Disorders Research estimated that approximately 40 million people in the United States suffer from chronic disorders of sleep and wakefulness, such as OSAS, insomnia and narcolepsy. They estimate that 20 million of these people are afflicted with OSAS, of whom an estimated 6.4 million are afflicted by the disorder at a moderate to severe level. It is estimated that less than 3% of those afflicted with OSAS are diagnosed.

 Chronic Turbinate Hypertrophy

   Chronic obstruction of the nasal cavity can impact a person's health and quality of life. Chronic nasal obstructions are most frequently caused by enlarged turbinates. Turbinates can become chronically enlarged as a reaction to diseases, such as chronic and drug-induced rhinitis, and allergy-causing substances. Enlarged turbinates can partially obstruct or completely block the nasal passages, resulting in an inefficient or non-existent nasal function. During the day, enlarged turbinates can cause breathing through the nose to be difficult and uncomfortable, and at night can contribute to snoring and OSAS.

 Habitual Snoring

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

   Habitual snorers are individuals who snore almost every night at a noise level that would be considered disturbing to others in the same room. We estimate that there are more than 40 million habitual snorers in the United States. Factors contributing to habitual snoring include male gender, obesity, alcohol consumption, use of tranquilizers or muscle relaxants and smoking. Research has shown that the frequent arousals from sleep caused by snoring may affect a person's health and productivity during the day. The disruption of normal sleep can lead to excessive daytime sleepiness, fatigue and loss of memory and concentration in both the individual suffering from snoring and in his or her companion. Moreover, snoring is often associated with, and may be a precursor to, OSAS.

Current Treatments for Upper Airway Disorders

   Currently, no standard modality dominates the treatment of upper airway disorders. Traditional treatment methods for upper airway disorders range from behavioral changes to highly invasive surgery. More recently, treatments such as Continuous Positive Airway Pressure ("CPAP") and laser surgery have emerged for OSAS and snoring, respectively. Current treatments often result in lengthy recovery periods, significant patient discomfort, and poor compliance by the user and/or high medical expenses.

 Treatment of OSAS

   The most common treatment for OSAS is CPAP. With CPAP, the sleeping patient wears a mask over the nose, and sometimes the mouth, while pressure from a compressor forces air through the upper airway to keep excess tissues from collapsing and obstructing the airway. CPAP machines range from compressors, which deliver an unchanging, steady flow of air to compressors, which adjust pressure during inspiration and expiration, to even more sophisticated systems. Third-party reimbursement is generally available for CPAP.

   While CPAP is successful in addressing the symptoms of OSAS, its use has a number of disadvantages, including:

  . facial skin irritation,

  . abdominal bloating,

  . mask leaks,

  . sore eyes and

  . headaches.

   Additionally, CPAP is not a cure for OSAS and, therefore, must be used on a nightly basis for as long as the condition persists. The discomfort of the mask, the inconvenience of use and the unsightly nature of the application cause many patients to stop using CPAP machines. The American Sleep Disorders Association ("ASDA") estimated CPAP compliance at only 46% in 1993.

   For patients with severe OSAS, surgical treatments exist such as the following:

  . uvulopalatopharyngoplasty ("UPPP"), the surgical resection of the uvula, part of the soft palate, tonsils and excess tissue in the throat,

  . maxillofacial surgery, a highly invasive procedure requiring the resection of the tongue or reconstruction of the jaw bones, and

  . tracheostomies, surgical openings through the neck which bypass the obstruction.

   UPPP and the other surgical alternatives have been successful in treating OSAS in certain patients. However, possibly due to the fact that UPPP does not address obstructions at the base of tongue or in the turbinates, it has proven effective in only about half the patients treated. The most significant drawbacks of UPPP, maxillofacial surgery and tracheostomies are that they are highly-invasive, involve significant post-operative morbidity, including a painful and lengthy recovery, and are expensive. If the surgical procedures are not effective, it is sometimes difficult to successfully return to CPAP, leaving the patient with few alternatives for further treating the condition.

 Treatment of Enlarged Turbinates

   Enlarged turbinates are associated with various causes of rhinitis, and optimal treatment varies accordingly. The first line of treatment typically involves the use of a variety of drugs. While antihistamines, corticosteroids and sympathomimetic drugs are often effective for acute presentations of enlarged turbinates, this method of treatment suffers from side-effects such as decreased effectiveness over time, rebound congestion and even drug-induced rhinitis. According to several large population surveys, approximately 20% of the population, or more than 50 million Americans, suffer from some type of chronic rhinitis.

   Various surgical techniques exist to treat enlarged turbinates, with different instrumentation and degrees of invasiveness. Scalpels, electrocautery and laser devices are the more common instruments. Resection can be limited to the soft tissue of the turbinate or extend to part of the underlying boney structure. These procedures are generally effective, but lead to significant discomfort in the form of occasional post-operative bleeding, frequent and significant crusting. This requires time consuming post-operative management of the patient on the part of the physician. Further, surgical resection of turbinates may impact functionality of the turbinates for temperature control and hydration.

 Treatment of Habitual Snoring

   There are both nonsurgical and surgical methods for treating habitual snoring. Nonsurgical devices and appliances used to treat snoring include:

  . nasal dilators, such as adhesive nasal tapes which widen the nostrils to create a larger passage and improve airflow, and

  . oral appliances, which adjust the position of a patient's jaw or tongue during sleep to prevent collapse of the upper airway

   Surgical treatment for habitual snoring is available today with laser-assisted uvulopalatoplasty ("LAUP"). Published studies indicate a success rate for this procedure in the treatment of snoring of 75% and greater. LAUP is the surgical resection of the uvula and soft palate through the use of a surgical laser that operates at temperatures in excess of 700(degrees)C. A LAUP procedure does not require an overnight stay in the hospital; however, it does present a risk of significant swelling, scarring and post-operative pain.

   Third-party reimbursement is not available for the treatment of habitual snoring. Snoring sufferers most often seek treatment for quality of life rather than medical reasons.

The Somnus Solution: Somnoplasty

   Our proprietary Somnoplasty System is designed to use temperature controlled radiofrequency energy to provide a minimally-invasive, curative and relatively painless treatment of upper airway disorders. The Somnoplasty System includes an automated temperature controlled radiofrequency control unit with continuous feedback for temperature monitoring and a suite of proprietary, single use, disposable needle electrode devices which deliver controlled thermal energy into the uvula, soft palate, tongue and turbinates to reduce tissue volume and stiffen overly-compliant soft tissue. The Somnoplasty System allows physicians to perform a safe, minimally-invasive surgical procedure in the office. The use of TCRF energy to reduce tissue volume treats the causes of upper airway disorders by enlarging the airway passages and may reduce or eliminate the need for other treatments.

   The procedure creates finely controlled coagulative lesions at precise locations underneath the mucosal layer of tissue in the upper airway. An insulating sleeve at the base of the needle electrode protects the mucosa from thermal damage which prevents tissue sloughing, mucosal scarring, swelling, bleeding and excessive post-operative pain. Thermocouples in the insulation and at the tip of the needle electrode assist in the accurate monitoring of tissue temperature. The control unit is preset to a target temperature of approximately 75-85(degrees)C (185(degrees)F), ensuring optimal ablation in a precisely located lesion while protecting the surface mucosa. The lesions created by the procedure are naturally reabsorbed in approximately four to eight weeks, reducing excess tissue volume.

   Somnus believes that the primary advantages of the Somnoplasty System include:

   Our clinically proven, patented temperature controlled radiofrequency technology ensures predictable and consistent tissue volume reduction without cutting or bleeding, reducing pain and post procedure complications.

   Minimal Discomfort and Reduced Recovery Time. The use of TCRF energy causes significantly less swelling and post procedural pain than traditional and laser-assisted surgery. Patients who undergo the Somnoplasty procedure for the reduction of soft palate, uvula and enlarged turbinates typically require only over-the-counter pain medication to treat the postoperative pain and typically can return to work and resume their normal activities the same day.

   Clinical Effectiveness. Unlike treatments such as CPAP for OSAS and over-the- counter remedies for snoring, the Somnoplasty System is designed to be a curative treatment directly addressing the obstructive tissues in the upper airway. We believe that the treatment outcomes from the Somnoplasty System will be equivalent to traditional surgical procedures without the side effects of standard and laser-assisted surgical operations.

   Rapid Procedure Time. The Somnoplasty System, including patient preparation and administration of local anesthesia, takes 15-45 minutes, for base of tongue, while enlarged turbinates, soft palate/uvula procedures typically take five to ten minutes. We believe treatment requires a range of one to nine visits to a trained physician and can be performed in an outpatient setting using local anesthesia.

   Ease of Use. The Somnoplasty System is designed to be easy for physicians to use, thereby minimizing physician training requirements. The Somnoplasty procedure is minimally invasive compared to many minor surgical procedures performed by dentists in their offices.

   We believe the other benefits of the Somnoplasty System include:

  . Patients: fast, curative outpatient procedure with minimal discomfort,

  . Physician: new flexible office based revenue generating system with ability to treat multiple conditions,

  . Payor: improved outcomes and lower costs.

Product Description

   We have developed devices for treatment of the tongue, turbinates, and soft palate/uvula. These devices deliver temperature controlled radiofrequency energy from our control unit. All of our current products are commercially available in the United States and have 510(k) clearance from the FDA. All of our products have CE Mark approval and the control unit and soft palate/uvula and turbinate devices are commercially available in Europe.

Somnoplasty Product Line

 Disposable Devices

   SP 1010. The SP 1010 is a single needle deployable electrode device for the delivery of temperature controlled RF energy into tissue in the soft palate and uvula. The SP 1010 has a disposable needle device with a reusable handle and cable assembly . The devices deliver the TCRF energy through a coagulating needle electrode which can be positioned using direct visualization. The angle of deployment may be adjusted prior to the procedure, allowing the physician to adapt the instrument to individual patient requirements.

   SP 1100. The SP 1100 is a disposable single needle electrode device with a cable assembly for use in enlarged turbinates. The SP 1100 has a disposable needle device with a reusable handle and cable assembly. It delivers the TCRF energy through a coagulating single needle electrode which can be positioned using direct visualization. The angle of deployment is fixed.

   SP 1200. The SP 1200 is a disposable single needle deployable electrode device with a cable assembly designed for the delivery of controlled TCRF energy to the tongue for patients suffering from OSA. The SP 1200 has a disposable needle device with a reusable handle and cable assembly. The SP 1200 delivers the TCRF energy through a coagulating needle electrode which is positioned using direct visualization. The angle of deployment may be adjusted prior to the procedure, allowing the physician to adapt the instrument to individual patient requirements.

 Control Units

   Our control unit is used for the treatment of tissue obstructions in the upper airway by allowing the physician to efficiently control and monitor the delivery of energy needed for the TCRF tissue volume reduction through the use of continuous feedback on temperature. The physician determines the maximum amount of power to deliver, the length of time for the tissue coagulation, the target temperature and the total energy applied. The user interface of each control unit is designed to require minimal interaction, allowing the surgeon to focus on the patient. The control unit contains proprietary software that modulates the delivery of power based on information transmitted from the disposable needle electrode devices.

   S2 Control Unit. The S2 control unit is a dual channel generator, compatible with all of our needle electrode devices. A high-quality color screen displays delivered power, energy and temperatures. An integral disk drive captures procedure data and is also used for software upgrades as new products are introduced.

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

   In November 1998, we received 510(k) clearance for the use of the Somnoplasty System for the reduction of the incidence of airway obstructions in patients suffering from OSAS or Upper Airway Resistance Syndrome ("UARS"). The 510(k) clearance was based on the results of an 18-patient, single-center clinical trial completed in June 1998. The data from this trial indicated that patients may require two to nine treatments depending upon the severity of their disorder. Factors such as the severity of the patient's upper airway obstruction or improper use of the Somnoplasty System by the treating physician could require more treatments than were documented during the clinical trials.

   In 1999, we had five new articles published in peer-reviewed journals, for a total of nine published to date, giving us a broad clinical foundation. The most recent was in the November issue of The Laryngoscope, written by Dr. Timothy L. Smith, outlining a new study about the long-term effectiveness of Somnoplasty to treat chronic nasal obstruction. Patients in the study showed a significant decrease in the degree and frequency of nasal obstruction for one year following Somnoplasty treatment.

   Following the indication mentioned above, we intend to pursue FDA clearance for the treatment of additional upper airway obstructions, some of which may strengthen the claim for the treatment of OSAS. We expect our 510(k) submissions for these supplemental indications will require additional clinical trials. In addition, we are continuing to conduct clinical trials for indications with existing 510(k) clearance to broaden our portfolio of clinical data.

   We have 510(k) clearance from the FDA for the use of the SP 1010 disposable devices for the reduction of severity of snoring in some individuals, the SP 1100 for the treatment of enlarged turbinates, and the SP1200 for the reduction of the incidence of airway obstructions in patients suffering from UARS and OSAS. In addition, the S2 control unit has also received 510(k) clearance for a general claim of tissue coagulation. Other clearances are being pursued for various product enhancements. All Somnus products that have been cleared by the FDA are Class II products.

   International. In June 1997, we received authorization from the European Union (through a duly appointed Notified Body) to affix the CE Mark to our commercially available products for treatment of upper airway obstructions. We have been certified under the ISO 9001 Quality System Regulation ("QS Reg.") by TUV Essen, a German Notified Body. We have also received a TGA listing for Australia. We are also approved to ship product to Canada via Health Canada Medical Device license approval, and are pursuing additional countries. We have submitted documentation to the Pharmaceutical Safety Bureau in Japan, and anticipate a "Shonin" or product approval in 2000.

Research and Development

   We believe that we have a strong base of proprietary design, engineering, manufacturing and prototype development capabilities. Our particular expertise is in the core research and development areas relevant to the production of new disposable needle electrode devices for use in conjunction with our current radiofrequency control unit. Primarily through internal research and development efforts, we plan to continue to develop new proprietary products, often in collaboration with leading surgeons and sleep medicine professionals, that allow surgeons to perform their current or future procedures in a less traumatic manner with more precision, less surgical time and greater simplicity. Specifically, we are developing new disposable devices which are intended to address additional upper airway obstructions such as enlarged tonsils. We believe that our experience in designing, developing and manufacturing our current suite of disposable needle electrode devices gives us a competitive advantage in implementing this strategy. In addition, we have acquired complimentary technology through license agreements for technology and patents and expect to continue to compliment our core business and technological platform through acquisitions that broaden our product line and help accelerate the market acceptance and penetration of the Somnoplasty System.

   In fiscal 1999, 1998, and 1997 research and development expenses were $5,773,000, $8,220,000 and $6,033,000 respectively. As of December 31, 1999, our research and development staff consisted of 16 employees. We perform our research and development activities at our offices in Sunnyvale, California. No assurance can be given that we will complete the development of or successfully introduce any or all of our devices under development or contemplated for future development on a timely basis, if at all.

Sales, Marketing and Distribution

   In the United States, we have a direct sales force and a manufacturers representative group to target primarily:

  . ear, nose and throat physicians,

  . oral maxillofacial surgeons,

  . pulmonologists,

  . sleep medicine specialists,

  . allergists and

  . other physicians who treat upper airway disorders.

   As of December 31, 1999, the sales organization in the United States consisted of 24 employees, including 3 clinical specialists. We intend to expand our sales effort during 2000 through the addition of sales representatives, clinical specialists and customer service representatives, as appropriate.

   During the fourth quarter of fiscal 1999, we hired a Director of International Sales and Marketing to manage distributors in countries other than the United States and Europe. We refer to this as the rest of the world
(ROW). We currently have 9 distributors distributing Somnus product in each of Europe and ROW.

   The primary customers in the United States for the Somnoplasty System are currently the approximately 9,000 ear, nose and throat physicians and the approximately 7,000 oral maxillofacial surgeons. We also market to the approximately 6,800 pulmonologists, as well as sleep medicine specialists. Certain products, such as the SP 1100 for the treatment of enlarged turbinates, may appeal to a larger target market, including allergists and primary care physicians. An important additional target for our sales efforts is the approximately 1,800 sleep clinics which we believe exist in the United States. These sleep clinics are multi-specialty practices dedicated to diagnosing and treating sleep disorders and include specialists such as ear, nose and throat and oral maxillofacial surgeons, pulmonologists and psychiatrists and are typically chaired by physicians who are board certified in sleep medicine. The clinics include facilities for overnight monitoring and have access to sophisticated diagnostic equipment to determine the type and characteristics of sleep apnea. To date, over 300 of these clinics have been accredited by the ASDA. Sleep clinics are important not only as potential customers, but also for their role in referring diagnosed patients for treatment.

   We have a European Headquarters in The Netherlands primarily to manage relationships with 9 distributors throughout Europe. In addition we have 9 distributors in Latin American, Africa, Asia and the Pacific Rim.

   On October 20, 1999 we announced our exclusive distribution agreement with MC Medical, a subsidiary of Mitsubishi Corporation to distribute the Somnoplasty technology throughout Japan. We have applied for clearance to sell our products in Japan through the "Shonin" process. We received clearance of the S2 generator for tissue reduction in the head and neck area, for the treatment of habitual snoring and OSAS. We are awaiting approval for the disposable handpieces.

   Our marketing and education efforts have been focused on early adopters with emphasis on leading surgeons and sleep clinics. At present we have systems in over half of the 108 ENT residency-training programs throughout the United States. As we have approached saturation of the "early adopter" market we have moved the focus of our marketing and education to the mainstream medical market and, as our products mature, ultimately, will move to consumers so as to create patient demand for the Somnoplasty procedure.

Manufacturing

   Our manufacturing facility is located in Sunnyvale, California in the United States. We leased additional space in early 2000, to expand the area available for manufacturing. The manufacturing process consists primarily of assembly of internally manufactured, purchased components and subassemblies. Disposable products are processed in a controlled environment. Sterilization of devices is performed by an ISO certified contract sterilizer.

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

   The S2 control unit is assembled at our facility. Our manufacturing facilities are subject to periodic inspection by regulatory authorities, and our operations must undergo compliance inspections conducted by the FDA and corresponding state agencies. Our quality control group performs tests at various steps in the manufacturing cycle to ensure compliance with our specifications and the requirements of the various regulatory authorities. There can be no assurance that our procedures will be sufficient to meet all of the requirements of all of the regulatory agencies. Failure to pass compliance inspections could result in any of the following actions, any one of which would have a material adverse effect on our business, financial condition and results of operations:

  . warning letters,

  . more frequent and rigorous inspections,

  . suspension of FDA clearance to market certain or all of our products for a period until we meet the specifications.

   During 1998 and 1999 we operated from a 20,000 square feet facility, of which approximately 6,300 square feet was dedicated to manufacturing, warehousing and distribution. In January 2000 we leased an additional building containing 20,000 square feet, of which we will use approximately 12,500 square feet for administrative personnel and plan to sublease the remainder for one to two years. We will allocate an additional 3,000 to 5,000 square feet of the current facility to manufacturing personnel.

   Our direct labor force includes one shift five days per week assembling control units and devices. With minimal additional equipment additions, we could add more shifts increasing the capacity in both areas sufficiently to accommodate expected demand for the next 12 months. There can be no assurance that demand will grow in the magnitude that we expect or that we will be able to scale up capacity and volume production in order to meet this demand.

Dependence upon Patents and Proprietary Technology; Risk of Infringement

   In the United States, at December 31, 1999, we had 29 issued patents, 2 allowed patents and an additional 22 pending patent applications. We also had 3 issued foreign patents and 19 pending foreign patent applications. These patents and patent applications relate to our RF devices and methods for reduction of tissue in the uvula, soft palate, tongue and tonsils, and design of our control units and disposable devices. In addition, we may also selectively license patents owned by others which we believe will complement the technology and increase the value and strength of our intellectual property portfolio. Our strategy has been to actively pursue patent protection in the United States and foreign jurisdictions for all upper airway disorders that can benefit from use of the Somnoplasty System.

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

Competition

   The medical device industry is subject to intense competition. The market for products designed to treat upper airway disorders is highly competitive, and we expect competition to increase. Accordingly, our future success will depend in part on our ability to respond quickly to medical and technological change and user preference through the development and introduction of new products that are of high quality and that address patient and physician requirements. In the treatment of habitual snoring, the Somnoplasty System is subject to intense competition from existing products, such as nasal dilators and oral appliances, and surgical procedures, such as LAUP. The U.S. market for the treatment of enlarged turbinates is dominated by pharmacological treatments, such as nasal sprays, and surgical procedures, such as turbinectomies. The U.S. market for products for the treatment of OSA is currently dominated by CPAP products produced by Healthdyne Technologies Inc., Nellcor Puritan Bennett, Inc., a wholly owned subsidiary of Mallinckrodt Inc., ResMed Inc. and Respironics, Inc. There can be no assurance that the Somnoplasty System will successfully compete with or replace any existing products for these or other indications. Other companies offer products which use radiofrequency for the treatment of upper airway disorders. There can be no assurance of our ability to differentiate our products with temperature control feature from these products. This could adversely affect our future business, financial condition and results of operations. Most of our competitors and potential competitors have greater financial, research and development, manufacturing and sales and marketing resources than us. In addition, some of our competitors and potential competitors sell additional lines of products, and therefore can bundle products to offer higher discounts or offer rebates or other incentive programs to gain a competitive advantage. Our inability to compete effectively against existing or future competitors would have a material adverse effect on our business, financial condition and results of operations.

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

 United States

   A medical device may be marketed in the United States only with the FDA's prior authorization. Devices classified by the FDA as posing less risk are placed either in Class I or II and require the manufacturer to seek 510(k) clearance from the FDA. Such clearance generally is granted when submitted information establishes that a proposed device is "substantially equivalent" in intended use and safety and effectiveness to a "predicate device," which is either a Class I or II device already legally on the market or a "preamendment" Class III device (i.e., one that has been in commercial distribution since before May 28, 1976) for which the FDA has not called for premarket application ("PMA"). We believe that it usually takes from 3 to 12 months from the date of submission to obtain 510(k) clearance, but it may take longer, and there can be no assurance that 510(k) clearance will ever be obtained. During this process, the FDA may determine that it needs additional information or that a proposed device is precluded from receiving clearance because it is not substantially equivalent to a predicate device. After a device receives clearance, any modification that could significantly affect our safety or effectiveness, or would constitute a major change in the intended use of the device, will require a new 510(k) submission.

   The Somnoplasty System received 510(k) clearance on July 17, 1997 for the intended use of coagulation (thermal ablation, tissue volume reduction) of soft tissue, including the uvula and soft palate, and may reduce severity of snoring in some individuals. In December 1997, we received 510(k) clearance to use the Somnoplasty System for tissue coagulation (thermal ablation) in the inferior turbinates to treat the symptoms of nasal obstruction due to chronic turbinate hypertrophy. In November 1998 we received 510(k) clearance for the use of the Somnoplasty system for the reduction of the incidence of airway obstructions in patients suffering from UARS or OSAS.

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

   We intend to seek 510(k) clearance of the Somnoplasty System for new indications, some of which are associated with the management and treatment of upper airway disorders with OSAS. These future submissions likely will need to include supporting clinical trial data. There can be no assurance, however, that these new indications will receive 510(k) clearance in a timely fashion, or at all. Delays in market introduction resulting from the 510(k) clearance process could have a material adverse effect on our business, financial condition and results of operations. If the FDA determines that any of the new indications are not eligible for 510(k) clearance, we will need to seek PMA approval. There can be no assurance that we will submit a PMA for any such indications or that once submitted, the PMA will be accepted for filing, found approvable or, if found approvable, will not include unfavorable restrictions.

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

 Japan

   We have applied for clearance to sell our products in Japan through the "Shonin" process. We received clearance of the S2 generator for tissue reduction in the head and neck area, for the treatment of habitual snoring and OSAS. We are awaiting approval for the disposable handpieces. While we anticipate clearance of disposable handpieces this year, there can be no assurance this will occur.

Third-Party Reimbursement

   We believe that our products will generally continue to be purchased by private practices, clinics, hospitals and sleep clinics. In the United States, the purchasers of medical devices generally rely on Medicare, Medicaid, private health insurance plans, health maintenance organizations and other sources of reimbursement for health care costs ("Third-Party Payers") to reimburse all or part of the cost of the procedure in which the medical device is being used. Certain Third-Party Payers are moving toward a managed-care system in which they contract to provide comprehensive health care for a fixed cost per person. The fixed cost per person established by these Third-Party Payers may be independent of the practice's cost incurred for the specific case and the specific devices used. Medicare and other Third-Party Payers are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products. The Company has recently been notified that the Health Care Financing Administration (HCFA) believes that existing coding is appropriate for Medicare reimbursement for the use of the Somnoplasty procedure in treating OSAS/UARS.

   In the United States, we do not anticipate that the Somnoplasty System will be subject to reimbursement for the treatment of habitual snoring. Traditionally, sufferers of snoring have paid for surgical and non-surgical treatment and devices directly. However, the current treatment of OSAS and outpatient surgical procedures for the uvula, soft palate and turbinates are commonly reimbursed by most carriers, and resection of the tongue is reimbursed as an inpatient procedure.

   The Somnoplasty System is generally reimbursed for the treatment of enlarged turbinates under existing reimbursement codes. However, there can be no assurance that third-party reimbursement will be available for all such procedures by all third-party payers.

   We believe that the Somnoplasty System is reimbursed, currently less than 50 percent of the time, for the treatment of base of the tongue for OSAS under existing reimbursement codes, based on physician endorsement and the demonstration of improved quality of life for specific patient groups. We are working to raise the reimbursement level. Quality of life issues will be included in our clinical trials to provide data in support of this reimbursement strategy. There can be no assurance that we will be able to demonstrate improvement in quality of life or that reimbursement will ever be available for our products. Our clinical sites do not reimburse us for the Somnoplasty System control units or disposable devices.

   Because our devices have been relatively recently launched for the treatment of OSAS/UARS (base of tongue) and enlarged turbinates, uncertainty exists regarding the availability of third-party reimbursement for procedures that would use our devices for such purposes. Failure by private practices, clinics, hospitals, sleep clinics and other potential users of our devices to obtain sufficient reimbursement from Third-Party Payers for the procedures in which our devices are intended to be used could have a material adverse effect on our business, financial condition and results of operations.

   International market acceptance of our current products and those under development may be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government sponsored health care and private insurance. We do not anticipate that use of the Somnoplasty System for treatment of habitual snoring will be a reimbursable expense. We believe that various levels of reimbursement will be available in international markets for treatment of OSAS/UARS (base of tongue) and enlarged turbinates. However, there can be no assurance that any international reimbursement approvals will be obtained in a timely manner, if at all. Failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of our products in the international markets in which such approvals are sought.

   We believe that in the future, reimbursement will be subject to increased restrictions both in the United States and in international markets. We believe that the overall escalating cost of medical products and services will continue to lead to increased pressures on the health care industry, both domestic and international, to reduce the cost of products and services, including our existing products and products currently under development. There can be no assurance that third-party reimbursement and coverage will be available or adequate in either the United States or international markets or that future legislation, regulation or reimbursement policies of Third-Party Payers will not otherwise adversely affect the demand for our existing products or products currently under development or our ability to sell our products on a profitable basis. The unavailability of Third-Party Payor coverage or the inadequacy of reimbursement could have a material adverse effect on our business, financial condition and results of operations.

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

Employees

   As of December 31, 1999, we employed 108 individuals full time. Of our total work force, 47 employees are engaged in manufacturing, 16 employees are engaged in research and development activities, 30 employees are engaged in sales and marketing activities and 15 employees are engaged in finance and administrative activities. Our employees are not represented by a collective bargaining agreement. We believe our relations with our employees are good.

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

 Limited Operating History; Absence of Profitability.

   Somnus has generated only limited revenues from sales of the Somnoplasty System and has limited experience in manufacturing, selling and marketing our products in commercial quantities. There can be no assurance that the Somnoplasty System will be sufficiently successful for us to achieve significant revenues. From inception in 1996 through December 31, 1999, we have had total revenues of approximately $21.6 million and incurred cumulative losses of approximately $48.3 million. We expect to significantly increase spending over the next several years with respect to sales and marketing, manufacturing and to a lesser extent, ongoing research and development efforts and clinical trials, and expect to incur significant additional losses for the foreseeable future.* Whether we can successfully manage the transition to a larger-scale enterprise will depend upon a number of factors, including our ability to increase our commercial manufacturing and sales and marketing capabilities. Our inability to establish such capabilities would have a material adverse effect on our business, financial condition and results of operations.

 We are dependent upon the Somnoplasty System, which has not been available for sufficient time for us to know if it is effective on a long term basis.

   Our success depends upon the market acceptance of the Somnoplasty System for the treatment of OSAS/UARS, chronic turbinate hypertrophy and habitual snoring. Market acceptance will depend, in large part, upon the effectiveness of the Somnoplasty System over time.* There can be no assurance that the procedure will provide a permanent, curative treatment for patients. Independent factors, such as aging and weight gain, may, over time, lead to the enlargement of tissue in areas previously treated by our procedure.* Such regrowth of tissue could require further treatments, making the procedure a potentially less attractive alternative to existing surgical and non-surgical procedures, which could have a material adverse effect upon our business, financial condition and results of operations.

 Several factors will impact our ability to achieve market acceptance.

   TCRF tissue volume reduction in the upper airway is a new and novel development. Market acceptance of this procedure for the treatment of OSAS, enlarged turbinates and habitual snoring could be adversely affected by numerous factors, including:

  . the lack of availability of third-party reimbursement,

  . cost of the procedure,

  . clinical acceptance,

  . differentiation of our temperature control feature,

  . effective physician training and

  . patient acceptance.

   Third party reimbursement. We do not anticipate that patients will receive third-party reimbursement for use of the Somnoplasty System in the treatment of habitual snoring.* Market acceptance of the Somnoplasty System for the treatment of OSAS and chronic turbinate hypertrophy will depend, in large part, upon the availability of third-party reimbursement for each of those indications, which is not assured.*

   Cost of the procedure and clinical acceptance. Market acceptance will also depend upon our ability to demonstrate that the Somnoplasty System is an attractive alternative to existing procedures, which will depend upon physicians' evaluations of the clinical safety and efficacy, ease of use, reliability and cost-effectiveness of the Somnoplasty System in a clinical setting.* We believe that recommendations and endorsements by influential physicians will be essential to market acceptance.* There can be no assurance that such recommendations or endorsements will be obtained.

   Differentiation. We believe our temperature controlled radiofrequency technology provides more predictable and consistent tissue volume reduction than competing radiofrequency products. There can be no assurance that we will be able to successfully differentiate our technology from competing products.

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

   Patient acceptance. Patient acceptance may be affected by numerous factors, including the possibility that the Somnoplasty procedure will require treatments on multiple occasions, which would be not only inconvenient for the patient, but also more costly.* Patients may require anywhere from one to six treatments to significantly reduce snoring; however, we anticipate that most patients will only require one to three treatments to significantly reduce snoring.* We anticipate that most patients will require fewer treatments to reduce enlarged turbinates than required to reduce snoring and more to treat OSAS than snoring which can require from one to nine treatments.* Factors such as poor training of the treating physician or improper use of the Somnoplasty System by the treating physician could lead to a patient requiring more treatments. Patient acceptance of the Somnoplasty System for the treatment of habitual snoring, turbinate reduction, OSAS/UARS, and other potential indications will also depend in part upon physician recommendations as well as other factors, including the effectiveness and reliability of the procedure as compared to existing surgical and non-surgical procedures.* There can be no assurance that the Somnoplasty System will be accepted by the patient community or that market demand for such system will be sufficient to allow us to achieve profitable operations. In addition, publicity arising from any adverse outcome or other problem occurring in the treatment of a Somnoplasty patient for any reason, particularly during this early phase of the commercialization of the Somnoplasty System, could materially adversely affect patient demand for the procedure. Failure of the Somnoplasty System, for whatever reason, to achieve significant patient acceptance would have a material adverse effect on our business, financial condition and results of operations.

 We have limited direct sales and marketing experience.

   We have only limited experience selling and marketing the Somnoplasty System for the treatment of OSAS, chronic turbinate hypertrophy and habitual snoring. We are directing our sales effort in the United States on private practices, clinics, hospitals and sleep clinics through a direct sales force and a manufacturers representative group. We currently have a small direct sales force that covers certain regions of the United States and intend to increase our sales and marketing force in the near future to accelerate commercialization of the Somnoplasty System throughout the United States.* There can be no assurance that we will be successful in building an effective sales and marketing force, that we will be cost-effective or that we will ultimately prove successful in selling the Somnoplasty System on a direct basis in the United States in sufficient quantities for us to become profitable. Market acceptance of the Somnoplasty System will also require us to demonstrate that the cost of our products and procedures are competitive with currently available alternatives.* The use of the Somnoplasty System may require the healthcare provider to make an up-front investment in an RF control unit. There can be no assurance that we will successfully generate sufficient demand for the Somnoplasty System at the prices at which we currently offer our control units and disposable devices. In the event the required investment were to preclude us from placing sufficient quantities of control units, our ability to sell disposable devices would be limited, which would have a material adverse effect on our business, financial condition and results of operations.

 We need to develop successful distributor relationships for international sales.

   Our future success will depend, in part, on our ability to enter into and successfully develop strategic and distributor relationships with other parties with respect to the marketing and distribution of our products.*

   In the United States, our direct sales force of 10 representatives and one sales representative group is supported by three clinical specialists whose role is to support the physicians in the use of the system for increased sales and patient satisfaction. In Europe our 9 distributors are managed from the European headquarters in The Netherlands. Our sales in the rest of the world are coordinated by the Director of International Sales, hired in 1999 and based in Sunnyvale.

   We may add additional sales personnel, representative groups, and distributors as necessary to further penetrate markets in the United States and around the world.

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

  . increase in duty rates and

  . competition.

   There can be no assurance that we will be able to successfully commercialize the Somnoplasty System or any of our future products in any international market, which would have a material adverse effect on our business, financial condition and results of operations.

 We may experience manufacturing problems with regard to our control unit.

   The S2 control unit is manufactured entirely by Somnus. There can be no assurance that we will not experience design or production issues as Somnus manufactures these units. In addition, certain parts in our control unit may be discontinued by their manufacturers. We may have to have such parts specifically manufactured or redesign the unit to use other available parts. In the past we purchased our 215 RF control unit as a finished assembly from a single-source supplier. We discontinued selling the 215 RF control unit model during fiscal 1998.

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

ITEM 2. PROPERTIES

   We lease an approximately 20,000 square foot light industrial facility in Sunnyvale, California, under a lease that terminates in 2002, with an option to extend to 2007. We lease an additional 20,000 square foot light industrial facility in Sunnyvale, California under a lease that terminates in 2002, with an option to extend to 2005. We intend to sub-lease about 7,500 square feet of this additional facility for one to two years. We believe that our facilities are adequate to meet our current requirements. In addition, we lease an approximately 2,500 square foot sales office facility in Windhaven, The Netherlands, under a lease that terminates in 2000.

ITEM 3. LEGAL PROCEEDINGS

   We are not party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our Common Stock has been quoted on the Nasdaq National Market under the symbol SOMN since our initial public offering on November 5, 1997. Prior to such time, there was no public market for the Common Stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of the Common Stock as reported on the NASDAQ National Market:

   Quarter Ended                                                 High     Low
   -------------                                               -------- --------
   1998: First Quarter........................................ $12 7/8  $8 1/8
   1998: Second Quarter....................................... $13 5/8  $6 13/16
   1998: Third Quarter........................................ $ 8 1/2  $3
   1998: Fourth Quarter....................................... $ 5 1/8  $1 3/16
   1999: First Quarter........................................ $ 3 7/8  $2 1/4
   1999: Second Quarter....................................... $ 3 1/4  $2 1/8
   1999: Third Quarter........................................ $ 3 5/16 $2 1/8
   1999: Fourth Quarter....................................... $ 2 3/4  $1 7/16

   As of March 10, 2000, the number of common stockholders of record was 130. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

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

   From November 5, 1997, the effective date of the Registration Statement, to December 31, 1999, the approximate amount of net proceeds used from the Offering were $11.1 million for research and development, clinical trials and regulatory matters, $9.0 million to manufacture product and further develop manufacturing expertise and capabilities, $21.8 million to improve and expand financial capabilities, to enhance financial reporting systems, to expand sales and marketing efforts, and for other general corporate purposes and $1.9 million for the acquisition of fixed assets.

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

ITEM 6. SELECTED FINANCIAL DATA

                      Summary Consolidated Financial Data

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
Consolidated Statements of Operations Data:
Product revenues................................ $ 11,665  $  7,356  $  2,574
Cost of sales...................................    6,468     5,565     3,110
                                                 --------  --------  --------
Gross Margin....................................    5,197     1,791      (536)

Operating expenses:
 Research and development.......................    5,733     8,220     6,033
 Selling, marketing, general and
  administrative................................   14,053    14,953     6,741
                                                 --------  --------  --------
   Total operating expenses.....................   19,786    23,173    12,774
                                                 --------  --------  --------
Loss from operations............................  (14,589)  (21,382)  (13,310)
Interest and other income.......................    1,439     2,059       735
Interest expense................................      --         (5)     (182)
                                                 --------  --------  --------
Net loss........................................ $(13,150) $(19,328) $(12,757)
                                                 ========  ========  ========
Net loss per share, basic and diluted........... $  (0.92) $  (1.41) $ (3.02)
                                                 ========  ========  ========
Shares used in computing net loss per share,
 basic and diluted..............................   14,242    13,717     4,224
                                                 ========  ========  ========
                                                  Years Ended December 31,
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
Consolidated Balance Sheet Data:
Cash and cash equivalents....................... $ 14,888  $ 32,280  $ 45,145
Short-term investments..........................    4,972       --        --
Working capital.................................   15,138    27,742    43,736
Total assets....................................   24,798    36,512    48,227
Accumulated deficit.............................  (48,332)  (35,182)  (15,854)
Total stockholders' equity......................   16,825    29,428    45,620

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

Overview

   We design, develop, manufacture and market innovative medical devices that utilize our proprietary temperature controlled radiofrequency technology for the treatment of upper airway disorders. Our Somnoplasty System provides physicians with a suite of products designed to offer minimally invasive, curative treatment alternatives for disorders of the upper airway, including obstructive sleep apnea syndrome, OSAS, chronic turbinate hypertrophy and habitual snoring.

   Our operations in 1996 and 1997 consisted largely of research and development, product engineering, seeking clearance of our products from the Food & Drug Administration (FDA), development of a direct sales force in the United States and internationally, and training international distributor employees for distribution of the Somnoplasty System in the European Union
(EU), Australia, Southeast Asia and certain other areas. We commercially introduced the Somnoplasty System internationally, beginning in June 1997. One month later, after receiving 510(k) clearance from the FDA for the use of the Somnoplasty System to treat habitual snoring, we began direct sales of the Somnoplasty System in the United States. We received FDA clearance to treat chronic turbinate hypertrophy in December 1997 and OSAS in November 1998. During the third quarter of fiscal 1998 we established a European headquarters in The Netherlands.

   During 1999, we continued to build our direct sales force in the United States. Presently, the sales force consists of a Vice President of Sales and Marketing, two domestic regional sales managers, ten domestic sales representatives, one independent representative group and three clinical specialists. During 1998, we hired a Vice President and General Manager of European Sales and Marketing to manage distributors in European countries. During the fourth quarter of 1999, we hired a Director of International Sales to manage our 9 distributors in countries other than the United States and Europe. We anticipate significant short-term expenditures in the development of our direct and indirect sales infrastructure.*

   Product shipments of control units and disposable devices are made directly from our facility in Sunnyvale, California to domestic customers and international distributors. As the Company's sales have grown, the dollar volume of products has shifted from a mix of about 68 percent control units and 32 percent disposables during 1998 to a mix of about 38 percent control units and 62 percent disposables during the fourth quarter of 1999.

   We plan to continue to hire additional management and engineering personnel to support and develop manufacturing expertise and larger scale manufacturing capacity expansion as required to support the current and anticipated growth.* Additionally, we will invest in further production equipment, vertical integration and facility expansion to reduce manufacturing costs, reduce manufacturing cycle time and increase production capacity.* Personnel hires and capital expenditures will require operating capital on an ongoing basis. We will continue to expand our internal reporting capabilities and further strengthen systems to manage our expanding business.*

   This current and anticipated significant growth of our personnel, sales and scope of operations may place considerable strain on our management, financial, manufacturing and other capabilities, procedures and controls. There can be no assurance that any existing or additional capabilities, procedures or controls will be adequate to support our operations or that our capabilities, procedures or controls will be designed, implemented or improved in a timely and cost-effective manner. Failure to implement, improve and expand such capabilities, procedures and controls in an efficient manner could have a material adverse effect on our business, financial condition and results of operations.

   As of December 31, 1999, we have incurred cumulative losses from inception of approximately $48,332,000. Moreover, we expect to incur significant additional operating losses over the next couple of years primarily due to the development of our manufacturing and sales and marketing capabilities along with ongoing research and development efforts, including clinical studies and expenses associated with our patent portfolio, as well as due to costs associated with the implementation of the appropriate infrastructure to support and grow the business operations.* Our limited operating history makes accurate prediction of future operating results difficult or impossible.

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

Results of Operations

 Net revenues

   Our revenues for 1999 and 1998 were derived primarily from sales of our Somnoplasty System, consisting of the control units and disposable devices, to private practices, hospitals, clinics and sleep clinics. Net revenues increased in 1999 to $11,665,000 from $7,356,000 in 1998 and $2,574,000 in
1997. The year over year increase was $4,309,000 or 59 percent from 1998 to 1999 and $4,782,000 or 186 percent from 1997 to 1998. These increases were due to both the increased sale of control units, boosted by the introduction of the new S2 control unit during the third quarter of 1998 and increased disposable handpiece shipments driven off the higher installed base and an increased use of disposable devices per control unit. During 1999, about 88 percent of net revenues were attributable to sales to customers in the United States and about 12 percent from Europe and the rest of the world. This compares with about 93 percent domestic sales in 1998, with Europe and the rest of the world about 7 percent.

   Traditionally, the sale of control units has been the major part of our total revenues. In 1998 about 68 percent of our domestic revenue came from the sale of control units, with disposable handpieces representing about 32 percent. In 1999, only 46 percent of our domestic revenue represented sales of control units, with disposable handpieces representing 54 percent of revenue. In the fourth quarter of 1999, handpieces represented about 62 percent of total sales compared to the fourth quarter of 1998 where disposables represented 42 percent of revenue. We expect disposable devices to increase as a percentage of total revenue, year over year, as we implement sales programs that reduce the price of control units.*

 Cost of sales and gross profit

   Cost of sales consists of raw materials, subassemblies and completed electronics, quality assurance and warranty costs. Our gross profit increased to $5,197,000 in 1999, or 45 percent gross margin, from $1,791,000 representing a 24 percent gross margin in 1998. During 1997, our initial year of product sales, we sustained a negative gross profit of ($536,000), due to manufacturing start up costs. During 1999 and 1998 increased volume and cost reduction efforts contributed to better efficiency in our manufacturing process. Cost of sales included a one-time charge of approximately $200,000 relating to certain manufacturing process issues which were experienced in the fourth quarter of 1998. We believe that cost of sales will increase in absolute dollars but may fluctuate as a percentage of revenues depending on volume and product mix.*

 Research and development expenses

   Research and development expenses for 1999 were $5,733,000, compared to $8,220,000 for the prior year, a decrease of $2,487,000 or 30 percent. Research and development expenses are comprised of salaries, prototype development costs, costs associated with intellectual property, and clinical trial and regulatory approval expenses. The decrease in 1999 expenses was primarily due to a shifting of focus over a wide range of activities. We reduced clinical trial expenses by $659,000, reduced prototype and engineering expenses by $408,000, intellectual property and patent expenses by $556,000 and lowered personnel costs in the research and development category by $578,000. These lower expenses resulted principally from our previously receiving FDA approval for three indications and the introduction of our S2 control unit in 1998, thus reducing our 1999 activity in research and development.

   From 1997 to 1998 our research and development expenses increased from $6,033,000 to $8,220,000. This increase of $2,187,000 or 36 percent was primarily due to increased salaries and employee related expenses of $2,533,000 in 1998 versus $1,794,000 in 1997, increased consulting fees of $1,145,000 compared to $400,000, and increased patent legal expenses of $835,000 versus $369,000 in the prior year period.

 Selling, marketing, general and administrative

   Selling, marketing, general and administrative ("SG&A") expenses for 1999 were $14,053,000 compared to $14,953,000 for 1998 a decrease of approximately, $900,000 or 6 percent. SG&A expenses consist of sales salaries, sales and marketing expenses, executive salaries, professional fees (including consulting, accounting, legal and risk management), facilities overhead, accounting and human resources and general office administration expenses.

   The decrease in SG&A from 1998 to 1999 results from a decrease in one-time charges incurred in 1998 of approximately $1,600,000 in connection with the transition of our former Chief Executive Officer and Chairman of the Board to Chief Technical Officer and Board Director, severance of our former Chief Financial Officer and certain other executives, offset by increased advertising expenses of about $357,000 and increased investment in the European sales effort of about $268,000. Selling, general and administrative ("SG&A") expenses for 1997 were $6,741,000 compared to $14,953,000 for 1998, an increase of approximately $8,212,000 or 122 percent, including approximately $1,600,000 in one-time charges in 1998. The other increases in SG&A costs are primarily due to increased salaries and employee related expenses of $5,213,000 due to increased headcount, higher levels of commission on higher sales volumes, and the opening of the European headquarters.

 Interest and other income

   Interest and other income for 1999 was $1,439,000, compared to $2,059,000 for 1998 and $735,000 for 1997. The increase from 1997 to 1998 is attributable to interest income earned by Somnus on an increased outstanding balance of cash, cash equivalents and short-term investments, invested from the proceeds of the IPO. In 1999 interest income decreased as invested cash balances decreased. Interest expense was $0 for 1999, compared to $5,000 in 1998 and $182,000 in 1997. The decrease was due to the repayment of borrowings under the equipment lease line of credit.

 Net loss

   The net loss was $13,150,000 for 1999, $19,328,000 for 1998, and
$12,757,000 for 1997. We expect that our operating losses will continue for at least the next couple of years, as we continue to invest substantial resources in product development, manufacturing, sales, marketing and infrastructure development.

Income Taxes

   As of December 31, 1999, we had federal and state net operating loss carryforwards of approximately $40,100,000 and $21,800,000, respectively. We also had federal and California research and development tax credit carryforwards of approximately $700,000 and $700,000, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2011 through 2019, if not utilized. The state of California net operating losses will expire at various dates beginning in 2001 through 2004, if not utilized.

   The deferred tax asset on the balance sheet has been fully offset by a valuation allowances.

Impact of Year 2000

   In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Liquidity and Capital Resources

   Since inception through December 31, 1999, Somnus has financed its operations primarily through the private placement of equity securities, bank loans, lease lines of credit, stockholder loans and our November, 1997 IPO. From inception, we raised approximately $16,400,000 in net proceeds from private equity financing. We raised an additional $43,800,000 from our IPO, net of costs of $4,500,000.

   Cash and cash equivalents and short-term investments at December 31, 1999 were $19,860,000 compared to $32,280,000 at December 31, 1998.

   Net cash used in operating activities was approximately $11,695,000 for the year ended December 31, 1999, compared to $12,438,000 for 1998 and $9,521,000 in 1997. Net cash used in operating activities differs from our net loss for these comparison periods primarily due to non-cash charges associated with the amortization of deferred compensation, the depreciation of property and equipment, and other changes in operating assets and liabilities. Net cash used in investing activities for capital expenditures was approximately $776,000 for 1999, compared to $752,000 for 1998 and $1,957,000 for 1997.

   Net cash provided by financing activities was approximately $51,000 for the year ended December 31, 1999, compared to $325,000 for 1998 and $47,795,000 in 1997. This was due to the exercise of stock options of approximately $340,000 in 1999 and $325,000 in 1998. The net cash provided by financing activities for the twelve months ended December 31, 1997 primarily included the issuance of preferred stock, borrowings under a lease line of credit and proceeds from our IPO. During 1999, the Company repurchased $289,000 of its common stock.

   We recorded deferred stock compensation expense for the difference between the exercise price and the fair value of our Common Stock for certain options granted and related to the severance of former executives including our Chief Executive Officer and our Chief Financial Officer. The total unamortized deferred stock compensation at December 31, 1999 is $189,000. We amortized deferred compensation expenses of approximately $261,000 in the twelve months ended December 31, 1999 compared to $2,811,000 and $1,252,000 for the respective 1998 and 1997 periods. The remainder of the deferred stock compensation will be amortized over the corresponding vesting period of each respective option, which is generally four years from date of original issuance.

   At December 31, 1999, our principal sources of liquidity consisted of $19,860,000 in cash and cash equivalents and short term investments. There were no other material unused sources of liquid assets at December 31, 1999.

   We currently anticipate that our capital expenditure requirements will be approximately $1.2 million for the next twelve months.* These requirements relate primarily to the acquisition of additional leasehold improvements, manufacturing equipment, computer hardware and software to handle anticipated manufacturing expansion and headcount additions.

   In October 1998, we announced that our board of directors has authorized a stock repurchase program permitting the purchase of up to 1,000,000 shares, at up to $5.00 per share, of our common stock in the open market. No shares had been repurchased by Somnus as of December 31, 1998. During 1999 the Company purchased 100,000 shares for a total of $289,000 under the program.

   We anticipate that our existing resources will enable us to maintain our current and planned operations at least through the next twelve months.* However, there can be no assurance that we will not require additional funding prior to such time. Our future capital requirements will depend on many factors, including the ability of Somnus to establish and maintain strategic distributor relationships, the time and cost in obtaining regulatory clearances, competing technological and market developments, the cost of manufacturing and other factors. There can be no assurance that additional financing to meet our funding requirements will be available as needed. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. Insufficient funds may require Somnus to delay, scale back or eliminate some or all of our research or development programs or to relinquish rights to products at an earlier stage of development or on less favorable terms than we would otherwise seek to obtain or to scale back and eliminate certain sales and marketing initiatives. The failure of Somnus to raise capital when needed would have a material adverse effect on our business, financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to adverse shift in the interest rates we invest in short term securities and have maintained an average maturity of about 4 months and a maximum maturity of 6 months. Due to the nature of short term investments we have concluded that we do not have a material market risk exposure.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Somnus Medical Technologies, Inc.

   We have audited the accompanying consolidated balance sheets of Somnus Medical Technologies, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14
(A) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United Sates. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Somnus Medical Technologies, Inc. at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

                                          /s/ Ernst & Young LLP

Palo Alto, California
February 4, 2000

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

                          Consolidated Balance Sheets
                (in thousands, except share and per share data)

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
Assets
Current assets:
  Cash and cash equivalents................................ $ 14,888  $ 32,280
  Short-term investments...................................    4,972       --
  Accounts receivable, net of allowances of $724 and $662
   at December 31, 1999 and 1998, respectively.............    1,906     1,329
  Inventories..............................................    1,181       806
  Other current assets.....................................      164       411
                                                            --------  --------
Total current assets.......................................   23,111    34,826
Property and equipment.....................................    1,603     1,601
Other assets...............................................       84        85
                                                            --------  --------
                                                            $ 24,798  $ 36,512
                                                            ========  ========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable......................................... $  1,623  $  1,521
  Accrued liabilities......................................    1,442     1,562
  Accrued compensation.....................................    2,167     1,858
  Accrued warranty.........................................      907       612
  Accrued clinical costs...................................      547       675
  Deferred revenue.........................................    1,287       856
                                                            --------  --------
Total current liabilities..................................    7,973     7,084

Commitments

Stockholders' equity:
  Preferred stock, 5,000,000 shares authorized, par value
   $0.001 per share, no shares were outstanding at December
   31, 1999 and 1998.......................................      --        --
Common stock, 50,000,000 shares authorized, par value
 $0.001 per share, shares issued and outstanding:
 14,402,198 and 13,989,490 shares at December 31, 1999, and
 1998 respectively.........................................       14        14
Additional paid-in capital.................................   65,332    65,046
Deferred stock compensation................................     (189)     (450)
Accumulated deficit and accumulated comprehensive loss.....  (48,332)  (35,182)
                                                            --------  --------
    Total stockholders' equity.............................   16,825    29,428
                                                            --------  --------
                                                             $24,798  $ 36,512
                                                            ========  ========

                            See accompanying notes.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

                     Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
Product revenues................................ $ 11,665  $  7,356  $  2,574
Cost of sales...................................    6,468     5,565     3,110
                                                 --------  --------  --------
Gross Margin....................................    5,197     1,791      (536)

Operating expenses:
 Research and development.......................    5,733     8,220     6,033
 Selling, marketing, general and
  administrative................................   14,053    14,953     6,741
                                                 --------  --------  --------
Total operating expenses........................   19,786    23,173    12,774
                                                 --------  --------  --------
Loss from operations............................  (14,589)  (21,382)  (13,310)
Interest and other income.......................    1,439     2,059       735
Interest expense................................      --         (5)     (182)
                                                 --------  --------  --------
Net loss........................................ $(13,150) $(19,328) $(12,757)
                                                 ========  ========  ========
Net loss per share, basic and diluted........... $  (0.92) $  (1.41) $  (3.02)
                                                 ========  ========  ========
Shares used in computing net loss per share,
 basic and diluted..............................   14,242    13,717     4,224
                                                 ========  ========  ========


                            See accompanying notes.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

                Consolidated Statement of Stockholders' Equity
                   (in thousands, except per share amounts)

                           Convertible                                                        Accumulated
                            Preferred                                                         Deficit and
                              Stock       Common Stock   Additional Receivable    Deferred    Accumulated     Total
                          --------------  --------------  Paid-In      from        Stock     Comprehensive Stockholders
                          Shares  Amount  Shares  Amount  Capital   Stockholder Compensation     Loss         Equity
                          ------  ------  ------  ------ ---------- ----------- ------------ ------------- ------------
Balances at December 31,
 1996...................   5,284  $   5    2,463   $ 2    $11,969      $  (3)      $ (524)     $ (3,097)     $  8,352
Issuance of Series C
 convertible preferred
 stock at $7.00 per
 share in exchange for
 cash, net of issuance
 costs of $60...........     714      1      --    --       4,939        --           --            --          4,940
Issuance of common stock
 upon exercise of stock
 options for cash.......     --     --       384   --          68        --           --            --             68
Repayment of receivable
 from stockholder.......     --     --       --    --         --           3          --            --              3
Conversion of Series A,
 B and C preferred stock
 to common stock upon
 consummation of IPO....  (5,998)    (6)   5,998     6        --         --           --            --            --
Issuance of common stock
 pursuant to IPO, net of
 issuance costs of
 $4,540.................     --     --     4,600     5     43,757        --           --            --         43,762
Deferred compensation
 related to grant of
 stock options..........     --     --       --    --       4,049        --        (4,049)          --            --
Amortization of deferred
 compensation...........     --     --       --    --         --         --         1,252           --          1,252
Net loss and
 comprehensive loss.....     --     --       --    --         --         --           --        (12,757)      (12,757)
                          ------  -----   ------   ---    -------      -----       ------      --------      --------
Balances at December 31,
 1997...................     --     --    13,445    13     64,782        --        (3,321)      (15,854)       45,620
Issuance of common stock
 upon exercise of stock
 options for cash.......     --     --       479     1        178        --           --            --            179
IPO issuance costs......     --     --       --    --        (127)       --           --            --           (127)
Deferred Compensation
 related to stock option
 grants.................     --     --       --    --         817        --          (817)          --            --
Amortization of deferred
 compensation...........     --     --       --    --          --        --         2,811           --          2,811
Reduction of deferred
 compensation upon
 cancellation of option
 grants.................     --     --       --    --        (877)       --           877           --            --
Issuance of shares under
 Employee Stock Purchase
 Plan...................     --     --        65   --         273        --           --            --            273
Net loss and
 comprehensive loss.....     --     --       --    --         --         --           --        (19,328)      (19,328)
                          ------  -----   ------   ---    -------      -----       ------      --------      --------
Balances at December 31,
 1998...................     --     --    13,989    14     65,046        --          (450)      (35,182)       29,428
Issuance of common stock
 upon exercise of stock
 options for cash.......     --     --       409   --         116        --            --           --            116
Amortization of deferred
 compensation...........     --     --       --    --         --         --           261           --            261
Acceleration of unvested
 options................     --     --       --    --         235        --           --            --            235
Repurchase of common
 stock..................     --     --      (100)  --        (289)       --           --            --           (289)
Issuance of shares under
 Employee Stock Purchase
 Plan...................     --     --        88   --         189        --           --            --            189
Issuance of shares under
 the Patent Incentive
 Program................     --     --        16   --          35        --           --            --             35
Net loss and
 comprehensive loss.....     --     --       --    --         --         --           --        (13,150)      (13,150)
                          ------  -----   ------   ---    -------      -----       ------      --------      --------
Balances at December 31,
 1999...................     --   $ --    14,402   $14    $65,332      $ --        $ (189)     $(48,332)     $ 16,825
                          ------  -----   ------   ---    -------      -----       ------      --------      --------

                            See accompanying notes.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
Cash flows used in operating activities
Net loss......................................... $(13,150) $(19,328) $(12,757)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Amortization of deferred compensation and
   acceleration of unvested options..............      496     2,811     1,252
  Depreciation...................................      774       716       800
  Net book value of property, plant and equipment
   retirements...................................      --        257       476
Changes in operating assets and liabilities:
  Other current assets...........................      247      (111)     (242)
  Accounts receivable............................     (577)     (667)     (662)
  Inventories....................................     (375)     (570)     (236)
  Other noncurrent assets........................        1       (23)      (58)
  Accounts payable, accrued liabilities and
   accrued warranty..............................      277     2,041     1,022
  Accrued compensation...........................      309     1,349       440
  Accrued clinical costs.........................     (128)      406       269
  Deferred revenue...............................      431       681       175
                                                  --------  --------  --------
Net cash used in operating activities............  (11,695)  (12,438)   (9,521)

Cash flows used in investing activities
Purchase of short-term investments...............   (4,972)      --        --
Capital expenditures.............................     (776)     (752)   (1,957)
                                                  --------  --------  --------
Net cash used in investing activities............   (5,748)     (752)   (1,957)

Cash flows provided by financing activities
Net proceeds from issuance of convertible
 preferred stock.................................      --        --      4,940
Net proceeds from issuance of common stock.......      340       325    43,829
Repayment of shareholder loan....................      --        --          3
Proceeds from borrowings under lease line of
 credit..........................................      --        --      1,956
Repayment of lease line of credit................      --        --     (2,933)
Repurchase of common stock.......................     (289)      --        --
                                                  --------  --------  --------
Net cash provided by financing activities........       51       325    47,795
                                                  --------  --------  --------
Net (decrease) increase in cash and cash
 equivalents.....................................  (17,392)  (12,865)   36,317
Cash and cash equivalents at beginning of
 period..........................................   32,280    45,145     8,828
                                                  --------  --------  --------
Cash and cash equivalents at end of period....... $ 14,888  $ 32,280  $ 45,145
                                                  ========  ========  ========

Supplemental disclosure of cash flow information
Cash paid for interest........................... $    --   $      5  $    182

Supplemental schedule of non-cash investing and
 financing activities
Property and equipment acquired under lease line
 of credit....................................... $    --   $    --   $  1,957
Deferred compensation related to grant of stock
 options, net.................................... $    --   $    (60) $  4,049

                            See accompanying notes.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

                  Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

 Organization, Ownership and Business

   Somnus Medical Technologies, Inc. ("Somnus"), was incorporated in Delaware on January 19, 1996. Somnus designs, develops, manufactures and markets medical devices that utilize proprietary radiofrequency technology for the management and treatment of upper airway disorders. Our Somnoplasty System is intended to offer minimally-invasive, curative treatment alternatives for disorders of the upper airway, including habitual snoring, obstructive sleep apnea syndrome, and chronic turbinate hypertrophy. In 1996, we established Somnus Medical Technologies Pty. Ltd. in Australia for purposes of conducting clinical research studies on behalf of Somnus. In September 1998, we established Somnus Medical Technologies B.V. in The Netherlands for purposes of managing a sales distributor network in Europe. Collectively, the entities are referred to as Somnus.

   From inception through mid 1997, our principal activities were recruiting personnel, raising capital and performing research and development. During 1997 we received Food and Drug Administration ("FDA") 510(k) clearance for the sale of our first products, to treat habitual snoring and chronic turbinate hypertrophy. In November 1998, we received an additional 510(k) FDA clearance to treat Obstructive Sleep Apnea Syndrome ("OSAS").

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

 Revenue Recognition

   We recognize revenue at the time products are shipped or, for sales which are financed through third parties, upon acceptance from a third party leasing company of a customer lease and the related equipment. For shipments to distributors made under agreements that do not provide for right of return or price protection, revenue is recognized upon shipment to the final customer. Allowances for product returns are provided at the time of revenue recognition.

 Dependence on Distributors and Single-Source Suppliers

   Somnus entered into a Distribution Agreement with Medtronic Inc. ("Medtronic") on April 21, 1997 for a period of three years with defined minimum annual purchase requirements. The Agreement granted Medtronic exclusive distribution rights of certain of Somnus products in the European Union, Australia, Southeast Asia and certain other areas until April 21, 2000. As of September 1998, we terminated our relationship with Medtronic and established a European headquarters in The Netherlands. During 1998 Medtronic Europe was not a significant customer and in 1997 net sales of approximately $824,000 were transacted with Medtronic's European operations. There were no other single customers whose sales made up 10% or more of our revenue in 1999 or 1998.

   During 1997 and through mid 1998, we purchased what was our only commercially available radiofrequency ("RF") control unit from a single-source supplier. During 1998, we launched a new control unit

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

product which we manufacture in- house, effectively replacing the prior version, which was manufactured by sub- contractors. Certain components continue to be purchased from single-source suppliers. Establishing additional or replacement suppliers for such control unit or certain of the components used in our products, if required, may not be accomplished quickly and could involve significant additional costs. Any supply interruption from suppliers or failure of Somnus to obtain alternative suppliers for the control unit or such components would limit our ability to manufacture and sell our products and would have a material adverse effect on our business, financial condition and results of operations.

 Net Loss Per Share

   Basic and diluted net loss per share has been calculated using the weighted average common shares outstanding during the periods in accordance with Statements of Financial Accounting Standard No. 128 (SFAS 128) "Earnings Per Share" issued by the Financial Accounting Standards Board and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (SAB 98).

   We have securities outstanding that could dilute earnings per share in the future that were not included in the computation of net loss per share in the periods presented as their effect is antidilutive. For additional disclosures regarding potentially dilutive stock options, warrants and convertible preferred stock, see Note 7.

 Employee Stock Plans

   We account for our stock option plans and our employee stock purchase plan in accordance with the provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and have adopted the disclosure-only alternative of SFAS 123.

 Accounting Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from these estimates.

 Research and Development

   Research and development costs, which include clinical and regulatory costs, are charged to expense as incurred.

 Inventory

   Inventories are stated at the lower of cost, determined at standard cost which approximates first-in, first-out (fifo) cost, or market value.

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

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

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

 Cash Equivalents and Short-term Investments

   Somnus classifies investments as cash equivalents if the maturity of an investment is three months or less from the purchase date. Short-term investments principally consist of time deposits and temporary money-market instruments. Cash equivalents and short-term investments are stated at cost, which approximates market value.

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

   Somnus maintains an allowance for uncollectible accounts receivable. Somnus performs ongoing credit evaluations of customers but does not require collateral. In 1999, Somnus wrote off $105,000 as expenses related to one customer. All other losses were immaterial. There were no material losses on individual customer receivables in 1998.

 Advertising Expenses

   We expense the costs of advertising as incurred. For the years ended December 31, 1999, 1998 and 1997 advertising expenses were $865,000, $129,000, and $890,000, respectively.

 Comprehensive Loss

   We have no material components of other comprehensive loss and, accordingly, the comprehensive loss is the same as net loss for all periods presented.

 Segment Information

   We have organized the business in one operating segment which includes activities relating to development, manufacturing and marketing of medical devices that utilize proprietary temperature controlled radiofrequency technology for the management and treatment of upper airway disorders. Substantially all of our assets are in the United States and through December 31, 1999 we have derived our revenue primarily from our operations in the United States.

 New Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

2. Financial Instruments

   The following is a table of available-for-sale securities (in thousands):

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
   Money market funds...................................... $  4,694  $  9,958
   Certificates of deposit.................................    2,988     9,996
   Commercial paper........................................   11,910    11,947
                                                            --------  --------
                                                              19,592    31,901
   Amounts classified as cash equivalents.................. $(14,620) $(31,901)
                                                            --------  --------
   Short-term investments.................................. $  4,972  $    --
                                                            ========  ========

   Available for sale securities are recorded at amortized cost, which approximates market value.

3. Property and Equipment

   Property and equipment consisted of the following (in thousands):

                                                               December 31,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
   Machinery and equipment................................... $ 1,239  $ 1,257
   Computer equipment........................................   1,140      862
   Furniture and fixtures....................................     762      610
   Purchased software........................................     404      317
                                                              -------  -------
                                                                3,545    3,046
   Less accumulated depreciation and amortization............ $(1,942) $(1,445)
                                                              -------  -------
   Property and equipment, net............................... $ 1,603  $ 1,601
                                                              =======  =======

4. Inventories

   Inventories consisted of the following (in thousands):

                                                                      December
                                                                         31,
                                                                     -----------
                                                                      1999  1998
                                                                     ------ ----
   Raw materials.................................................... $  406 $399
   Work-in-process..................................................    214  111
   Finished goods...................................................    561  296
                                                                     ------ ----
                                                                     $1,181 $806
                                                                     ====== ====

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

5. Commitments

   We lease two facilities in Sunnyvale, California and one facility in the Netherlands under operating lease agreements which expire on March 31, 2002, February 28, 2000 and 2000, respectively.

   Future payments under non-cancelable operating lease arrangements at December 31, 1999 are as follows:

   Years ending December 31 (in thousands):
   2000................................................................. $  822
   2001.................................................................    836
   2002.................................................................    210
                                                                         ------
     Total minimum payments............................................. $1,868
                                                                         ======

   Rent expense for the years ended December 31, 1999, 1998, and 1997 was approximately $499,000, $417,000 and $353,000, respectively.

6. Related Party Transactions

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

   In March 1998, we entered a Technology License Agreement with a certain company affiliated with a stockholder and member of the board of directors. This agreement allows us to make, sell or use our model 215 RF control unit with a certain field of radiofrequency volume tissue reduction related to the treatment of airway obstructions and other disorders of the head and neck. During 1998, we recorded a $50,000 one-time royalty fee. In June 1998 we introduced our new generation S2 Control Unit and discontinued making the 215 RF product. No further payments are required under this agreement.

   In December 1998, we granted an irrevocable non-exclusive, worldwide right and license to a company affiliated to a stockholder and certain members of the board of directors to manufacture, use and sell RF control units based on the licensed technology to treat structures, organs and tissues of the digestive tract and specifically excludes treatment of any body structure located above the upper esophageal sphincter. Under this agreement, we received 175,000 shares of Series A Preferred Stock of that Company. We also received a technology license fee of $125,000 payable in two installments of $62,500 in December 1998 and $62,500 in February 1999. Documentation fees for design and manufacturing totaling $70,000 were received in 1999. The agreement also provides for reimbursement of 50% of an engineer's time commencing December 1998 and the provision of up to 20 control unit kits for $9,000 each. No kits had been purchased as of December 31, 1998. During 1999, sales

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

of kits to this related party of $445,000 were included in total revenues. For the life of this agreement Somnus shall receive a royalty of 2.5% of the selling price on all RF control units using this technology, sold by the licensee. No royalty payments have been received under the license agreement.

In addition, the Company's Chairman of the Board received a consulting fee of $100,000.

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

 Common Stock

   During 1996, we sold 2,335,000 and 30,000 shares of common stock to founders for $0.001 and $0.10 per share, respectively, of which certain shares are subject to repurchase rights which generally expire ratably over four years. Upon termination of service, any unvested shares may be repurchased by Somnus at the issuance price. The shares are not contingent upon any conditions other than a time period of employment. At December 31, 1998 and 1999, 340,000 and 6,000 shares, respectively, were subject to these repurchase rights held by Somnus. No shares have been repurchased by Somnus as of December 31, 1999.

   Somnus has reserved approximately 4,517,000 shares of common stock for future issuance under all stock option plans and stock purchase plans at December 31, 1999.

   In October 1998, we announced that our board of directors has authorized a stock repurchase program permitting the purchase of up to 1,000,000 shares, at up to $5.00 per share, of our common stock in the open market. During 1998, no shares had been repurchased by Somnus. During 1999, we repurchased 100,000 shares.

 1996 Stock Plan

   Under our 1996 Stock Plan (the "plan"), which was adopted in March 1996, options may be granted for common stock or common stock may be issued, pursuant to actions by the board of directors, to eligible participants. Options granted are either incentive stock options or nonstatutory stock options and are exercisable within the times or upon the events determined by the board of directors as specified in each option agreement. Incentive stock options granted under the Plan are at prices not less than 100% of the fair value at the date of

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

grant, as determined by the board of directors. Nonstatutory options granted under the plan are at prices not less than 85% of the fair value on the date of the grant. Stock options granted to a 10% stockholder shall not be less than 110% of the fair value at the date of grant. Stock sold under issuances are subject to repurchase by Somnus upon termination of the purchaser's employment or services at the price paid upon issuance. Options granted generally vest over a period of four years, with 25% of the options vesting on the first anniversary of the grant. The term of the plan is ten years. As of December 31, 1999, a total of 4,081,898 shares of common stock have been reserved for issuance under the Plan.

 1997 Director Option Plan

   In August 1997, our Board of Directors (the "Board") adopted the 1997 Director Option Plan ("Director Option Plan"). A total of 435,000 shares of common stock have been reserved for issuance under the Director Option Plan which provides for the grant of nonstatutory options to non-employee directors of the Company.

 1997 Employee Stock Purchase Plan

   In August 1997, the Board of Directors adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan"), which is designed to allow eligible employees of Somnus to purchase shares of common stock at semiannual enrollment intervals through their periodic payroll deductions. The Purchase Plan has been implemented in a series of successive offering periods, each with a maximum duration of 24 months. Eligible employees can have up to 10% of their base salary deducted that is to be used to purchase shares of common stock on specific dates determined by the Board of Directors provided that in no event shall an employee be permitted to purchase during each purchase period more than 2,500 shares of our common stock, subject to a maximum of $25,000 worth of common stock per calendar year. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. We do not recognize compensation cost related to employee purchase rights under the Purchase Plan.

   The following table summarizes stock option activity (shares in thousands):

                                                     Outstanding Stock Options
                                                     --------------------------
                                                               Weighted Average
                                            Shares    Number    Exercise Price
                                           Available of Shares    Per Share
                                           --------- --------- ----------------
Balance at December 31, 1996..............     184     1,638        $0.17
 Additional shares authorized for
  issuance................................   1,780       --
 Options granted..........................  (1,463)    1,463        $3.59
 Options exercised........................     --       (383)       $0.19
 Options canceled.........................     281      (281)       $1.12
                                            ------     -----        -----

Balance at December 31, 1997..............     782     2,437        $2.12
 Additional shares authorized for
  issuance................................   1,250       --
 Options granted..........................  (1,547)    1,547        $4.88
 Options exercised........................      --      (479)       $0.42
 Options canceled.........................     893      (893)       $6.22
                                            ------     -----        -----

Balance at December 31, 1998..............   1,378     2,612        $2.70
 Additional shares authorized for
  issuance................................     937       --
 Options granted..........................  (2,015)    2,015        $2.37
 Options exercised........................     --       (410)       $0.26
 Options canceled.........................     796      (796)       $2.69
                                            ------     -----        -----
Balance at December 31, 1999..............   1,096     3,421        $2.80
                                            ======     =====        =====

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

   At December 31, 1999 and 1998, options to purchase 1,088,000 and 915,000 shares, respectively, were exercisable.

   The following table summarizes information about options outstanding at December 31, 1999 (shares in thousands):

                  Options Outstanding     Weighted Average    Exercisable Options
               --------------------------    Remaining     --------------------------
    Range of    Number   Weighted Average Contractual Life  Number   Weighted Average
    Exercise   of Shares  Exercise Price     (in years)    of Shares  Exercise Price
    --------   --------- ---------------- ---------------- --------- ----------------
   $0.10-1.47      580        $0.87             8.39           239        $0.20
   1.91-3.38     2,360         2.74             8.34           591         3.11
   3.50-7.50       464         5.28             8.20           248         5.72
   9.25-10.00       14         9.89             8.36             7         9.90
    10.75-
    10.75            3        10.75             8.03             3        10.75
   ----------    -----        -----             ----         -----        -----
   $0.10-
    10.75        3,421        $2.80             8.33         1,088        $3.12
   ==========    =====        =====             ====         =====        =====

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

   The fair value of options granted in 1999, 1998 and 1997 were estimated at the date of grant using the minimum value method, assuming no dividends, an expected life of four years, volatility of 112% for 1999, 70% for 1998, and a nominal volatility for 1997, and a risk free interest rate of 6.0% for 1999, 5.2% for 1998, and 5.3% for 1997.

   Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No.123, our net loss and loss per share would have been increased to the pro forma amounts indicated below.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period (for stock options) and the six month purchase period for stock purchases under the Stock Purchase Plan. Our pro forma information is as follows (in thousands, except per share amounts):

                                                  Year Ended December 31,
                                              --------------------------------
                                                 1999       1998       1997
                                              ---------- ---------- ----------
   Pro forma net loss........................ $ (15,065) $ (21,818) $ (12,868)
   Pro forma basic and diluted net loss per
    share.................................... $   (1.06) $   (1.60) $   (3.05)

   Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, our pro forma effect will not be fully reflected until subsequent years. The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures in future years.

 Warrants

   In connection with equipment term loans in 1996, we issued warrants to purchase 37,500 shares of Series A preferred stock at $1.00 per share and 25,000 shares of Series B preferred stock at $3.00 per share which were converted to common stock warrants in conjunction with the IPO. These warrants may be exercised at any time prior to June 24, 2006 and October 1, 2001, respectively. The values of these warrants were determined by Somnus to be immaterial for financial statement purposes. Warrants outstanding at December 31, 1999 and 1998 were 62,500.

 Stock Compensation

   We recorded deferred compensation of approximately $4,049,000 during the year ended December 31, 1997. This amount represent the difference between the exercise price and the deemed fair value of certain of our stock options granted in these periods. Deferred compensation recorded is amortized over the period that the options vest and is adjusted for options which have been canceled. During the fiscal year ended December 31, 1998, we recorded deferred compensation with respect to stock options granted to consultants and as a result of changing the vesting terms of certain employee stock options totaling $817,000. There were no significant grants of stock options to consultants in 1999 or 1997. Deferred compensation expense was $261,000, $2,811,000, and $1,252,000 respectively, during 1999, 1998, and 1997.

   At December 31, 1999, Somnus has a total of $189,000 remaining to be amortized over the corresponding vesting period of each respective option, generally four years.

8. Employee Benefit Plan

   We have a 401(k) Plan which stipulates that all full-time employees can elect to contribute to the 401(k) Plan, beginning on the first of the month following the start of their employment. Participants may contribute up to 15% of salary on a pretax basis subject to certain limitations. We have the option to provide matching contributions but have not done so to date.

9. Income Taxes

   As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $40,100,000 and $21,800,000, respectively. The Company also had $700,000 of federal and $700,000 of California research and development tax credit carryforwards. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2011 through 2019, if not utilized. The state of California net operating losses will expire at various dates beginning in 2001 through 2004, if not utilized.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

   Utilization of the Company's net operating loss carryforwards and credits may be subject to an annual limitation due to the "change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
   Deferred Tax Assets:.....................................
    Net operating loss carry forwards....................... $ 14,900  $ 10,200
    Research and other credits..............................    1,100       700
    Capitalized research expenses...........................    1,200       900
    Other...................................................    1,200       800
                                                             --------  --------
   Total Deferred Tax Assets................................ $ 18,400  $ 12,600
   Valuation Allowance......................................  (18,400)  (12,600)
                                                             --------  --------
   Net Deferred Taxes....................................... $    --   $    --
                                                             ========  ========

   Because of the Company's lack of earnings history , the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $5,800,000 and $6,800,000 during the years ended December 31, 1999 and December 31, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable

                                   PART III

   Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A with respect to the 2000 Annual Meeting of Stockholders (the "Proxy Statement") and certain information included therein is incorporated herein by reference.

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

   The executive officers of the Registrant, who are elected by the board of directors, are as follows:

 Name                  Age                       Position
 ----                  ---                       --------
 John G. Schulte......  51 Chairman of the Board, Chief Executive Officer and
                           President
 Robert D. McCulloch..  38 Vice President Finance, Chief Financial Officer and
                           Chief Information Officer (Principal Financial and
                           Accounting Officer)
 Ron Byron............  42 Vice President and General Manager, Somnus Europe
 Robert D. Campbell...  45 Vice President, Sales and Marketing
 Edward H. Luttich....  44 Vice President, Research and Development
 John C. Meyer........  55 Vice President, Human Resources
 Steven J. Ojala......  53 Vice President, Clinical, Quality and Regulatory
                           Affairs
 Brad L. Steadman.....  43 Vice President, Manufacturing

   John G. Schulte has served as President, Chief Executive Officer and Director of the Company since January 1999. From 1997 through 1998, Mr. Schulte was President, Surgical Products Division of Genzyme Corporation. From 1996 to 1997, he was Senior Vice President and General Manager at Target Therapeutics, Inc. From 1992 to 1996, Mr. Schulte was President of the US Catheters and Instruments Division of C.R. Bard, Inc. Prior to that, Mr. Schulte served as President and Chief Executive Officer of Crystals Products, Inc., a start-up disgnostics firm. He is a member of the Board of Directors of Spectranetics Corporation. Mr. Schulte holds a B.A. from the College of the Holy Cross and an M.B.A. from Boston University.

   Robert D. McCulloch joined Somnus in October 1997 as Corporate Controller and was promoted to Vice President of Finance and CFO in August 1998 and appointed CIO in July 1999. From 1996 to 1997, Mr. McCulloch was Director of Accounting and Finance at Target Therapeutics, Inc. where he played an integral role in the growth of the company's revenues to more than $100 million, and was a key member of the team that effected the $1.1 billion acquisition of Target by Boston Scientific Corp. From 1991 to 1995, he served as General Accounting Manager/Business Process Manager at Anthem Electronics, Inc., and also spent more than eight years in public accounting with PricewaterhouseCoopers LLP. Mr. McCulloch is a Chartered Accountant, a Certified Public Accountant and a member of the Institute of Cost and Management Accountants. He holds a Bachelor of Commerce degree from Rhodes University in South Africa.

   Ron D. Byron, formerly European Business Manager of Medtronic, Inc.'s Upper Airway Venture, has served as Vice President and General Manager for Somnus Europe since July 1998. Mr. Byron has 12 years of sales/marketing experience in the pharmaceutical and medical device industry and served as European Business Manager of Medtronic, Inc.'s Upper Airway Venture from April 1998 to July 1998. Prior to that, Mr. Byron was International Marketing Manager for St. Jude Medical from July 1995 to March 1998. While at St. Jude, Mr. Byron covered several international territories including Europe, the Middle East and South Africa. From 1990 to 1995, Mr. Byron held several sales and marketing positions at American Cyanamid, Inc. (Lederle Pharmaceutical Division). Mr. Byron holds a B.Sc. from the Academy of Sport Science & Physical Education in Arnhem, The Netherlands and an MBA from the Glasgow University Business School in Scotland.

   Robert D. Campbell has served as Vice President of Sales and Marketing for the Company since January 1999. From July 1998 to December 1998, Mr. Campbell served as Vice President of Sales for the Company. From August 1997 to June 1998, Mr. Campbell was Western Regional Sales Manager, Director of Sales and VP of North American Sales for the Company. From July 1995 to August 1997, Mr. Campbell was a sales representative with Karl Storz Endoscopy Inc. From June 1994 to July 1995, he was Regional Manager for Enterprise Systems, Inc., a manufacturer of software for hospital inventory management and scheduling. From 1992 to 1994 Mr. Campbell owned and managed a business in a non-related industry. Prior to that Mr. Campbell was Vice President of Corporate Accounts for Criticare Systems, Inc., and held several sales management positions at Nellcor Puritan Bennett, Inc., a developer of diagnostic and therapeutic products for respiratory disorders.

   Edward H. Luttich has served as Vice President of Research and Development for the Company since November 1999. Mr. Luttich comes to Somnus after eight years at Medtronic PS Medical, a manufacturer of implantable medical devices for neurosurgery. Mr. Luttich held a series of technical and operations management positions with Medtronic PS Medical. He served as Director of Operations from December 1998 to November 1999, Director of Research, Development and Engineering from August 1996 to December 1998, and as Director of Engineering from September 1991 to August 1996. Prior to its acquisition by Medtronic, he was instrumental in the development and evolution of PS Medical's technical and operations organizations. Under his leadership, the organization developed and brought to market revolutionary processes to surface treat silicone products, state of the art implanted application systems for spinal opiates and market leading valve systems for treatment of hydrocephalus. He has a B.S. in Mechanical Engineering from the University of Pennsylvania with advanced course work at Wharton and Pepperdine Universities.

   John C. Meyer has served as Vice President of Human Resources for the Company since January 1999. He has a broad track record covering 25 years at the executive level of Human Resources. Prior to joining Somnus, he was Vice President of Human Resources at Vivus, Inc. a urology company, from February to December 1998. He also served as Vice President of Human Resources at Target Therapeutics, an interventional neuroradiology company which was acquired in 1997 by Boston Scientific, from January 1996 to September 1997. Prior to that, he served as Vice President of HR at Chipcom, Inc. from 1991 to 1995. Chipcom designs, manufactures, markets and services intelligent switching systems including a broad range of hub, internetworking and network management products. Mr. Meyer has a B.S. in Business from Colorado State University.

   Steven J. Ojala has served as Vice President of Clinical, Quality and Regulatory Affairs for the Company since October 1999. Dr. Ojala brings 25 years experience in the medical device, pharmaceutical and biological product industries to Somnus. Most recently, he served as Vice President of Regulatory, Clinical and Quality for IMPRA, a leading manufacturer of implantable vascular grafts, from October 1998 to September 1999. Prior to this assignment, from February 1997 to February 1998, Dr. Ojala was Corporate Vice President and Chief Technology Officer at R.P. Scherer, a drug delivery company, where he managed worldwide operations for Research and Development, Corporate Engineering, Regulatory, Quality and Information Technology. He previously spent May 1994 to January 1997 in Copenhagen, Denmark as Senior Vice President of Quality and Regulatory operations at Novo-Nordisk, a $3 billion diversified pharmaceutical, biotechnology and industrial enzyme company. Dr. Ojala received his undergraduate degree from the University of California, Berkeley, an MBA from Golden Gate University in San Francisco, and his Ph.D. from West Virginia University.

   Brad L. Steadman has served as Vice President of Manufacturing for the Company since September 1999. Mr. Steadman has 20 years experience in the medical industry, and was most recently Director of Operations in the plastics division at Boston Scientific-Target from January 1997 to September 1999, where he was responsible for manufacturing, production control, manufacturing engineering and quality control. Also at Boston Scientific-Target, he served as Director of Extrusion from April 1996 to January 1997. Prior to Target, he served as Vice President of Operations for Autogenics, a heart valve start up from December 1995 to April 1996 and as General Manager with Quintex Corporation from January to August 1995. He has a B.S. from the University of Arizona in Nuclear Engineering and a certificate in Biomedical Engineering from the University of California at Irvine.

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

   (A) 1. FINANCIAL STATEMENTS

     The following Financial Statements of Somnus Medical Technologies, Inc. and Report of Ernst & Young LLP, have been provided as Item 8, above:

   Report of Ernst & Young LLP, Independent Auditors

   Consolidated Balance Sheets at December 31, 1999 and 1998.

   Consolidated Statements of Operations, for the years ended December 31, 1999, 1998 and 1997.

   Consolidated Statement of Stockholders' Equity, for the years ended December 31, 1999, 1998 and 1997.

   Consolidated Statements of Cash Flows, for the years ended December 31, 1999, 1998 and 1997 .

   Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

     The financial statement schedule entitled "Valuation and Qualifying Accounts" is included at page 53 of this Form 10-K.

     All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

3. EXHIBITS

   Refer to (c) below.

(B) REPORTS ON FORM 8-K

     Somnus was not required to and did not file any reports on Form 8K during the three months ended December 31, 1999.

(C) EXHIBITS

 Exhibit
   No.                                  Description
 -------                                -----------
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

  10.4(1)   Letter Agreement dated June 6, 1996 between the Registrant and
            Musket Research Associates.

  10.5(1)   Lease dated February 4, 1997 for the Registrant's headquarters in
            Sunnyvale, California.

  10.6(1)   Employment Letter Agreement dated May 8, 1996 between the
            Registrant and Eric N. Doelling, and amendment thereto dated August
            26, 1996.

  10.7(1)   1997 Employee Stock Purchase Plan.

  10.8(1)   1997 Director Option Plan.

  10.9      Employment Letter Agreement dated July 15, 1998 between the
            Registrant and Robert D. McCulloch.

  10.10     Employment Letter Agreement dated October 20, 1998 between the
            Registrant and John G. Schulte.

  10.11 Amended Employment Letter Agreement dated November 2, 1998 between the Registrant and Stuart D. Edwards.

  10.12*(2) Patent License Agreement dated January 30, 1998 between the
            Registrant and Medtronic, Inc.

  10.13     Further Amendment to Employment Letter Agreement dated October 21,
            1998 between the Registrant and Eric N. Doelling.

  10.14(3) Consulting agreement dated December 28, 1998 between the Registrant and Gary R. Bang.

  10.15     Employment Letter Agreement dated January 28, 1999 between the
            Registrant and John C. Meyer.

  10.16*(4) Development and Supply Agreement

  10.17     Employment Letter Agreement dated September 7, 1999 between the
            Registrant and Brad L. Steadman.

  10.18     Employment Letter Agreement dated September 27, 1999 between the
            Registrant and Steven J. Ojala.

  10.19     Employment Letter Agreement dated September 27, 1999 between the
            Registrant and Edward Luttich

  10.20     Lease effective December 1, 1999 between the Registrant and
            American Advantech Corporation.

  21.1(1)   List of Subsidiaries of the Registrant.

  23.1      Consent of Ernst & Young LLP, Independent Auditors

  25.1      Power of Attorney (see page 47).

  27.1      Financial Data Schedule.

--------
 * Confidential Treatment has been requested for certain portions of this Exhibit.
(1) Filed as an Exhibit to Somnus Registration Statement on Form S-1 (File No. 333-35401) and incorporated herein by reference.
(2) Filed as an Exhibit to Somnus Form 10K for the year ended December 31, 1998 (File No. 000-23275) and incorporated herein by reference.
(3) Filed as an Exhibit to Somnus Form 10Q for the quarterly period ended March 31, 1999 (File No. 000-23275) and incorporated herein by reference.
(4) Filed as an Exhibit to Somnus Form 10Q for the quarterly period ended June 30, 1999 (File No. 000-23275) and incorporated herein by reference.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SOMNUS MEDICAL TECHNOLOGIES, INC.

                                          By: /s/ John G. Schulte
                                            --------------------------------
                                             President and Chief Executive
                                           Officer

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

             Signature                           Title                    Date
             ---------                           -----                    ----

              /s/                    President, Chief Executive      March 29, 2000
____________________________________ Officer and Director
          (John G. Schulte)

              /s/                    VP Finance, Chief Financial     March 29, 2000
____________________________________ Officer and Chief
        (Robert D. McCulloch)        Information Officer
                                     (Principal Financial and
                                     Accounting Officer)

              /s/                    Chairman of the Board of        March 29, 2000
____________________________________ Directors
            (Gary R. Bang)

              /s/                    Director                        March 29, 2000
____________________________________
            (Abhi Acharya)

              /s/                    Director                        March 29, 2000
____________________________________
           (Mark B. Logan)

              /s/                    Chief Technical Officer and     March 29, 2000
____________________________________ Director
         (Stuart D. Edwards)

              /s/                    Director                        March 29, 2000
____________________________________
          (David B. Musket)

              /s/                    Director                        March 29, 2000
____________________________________
       (Woodrow A. Myers, Jr.)

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                Balance at Charged
                                                Beginning    to    Balance at
                                                   Year     Costs  End of Year
                                                ---------- ------- -----------
Allowance for Doubtful Accounts Year ended
 December 31, 1999.............................    $661     $ 63      $724
Year ended December 31, 1998...................    $ 70     $591      $661
Year ended December 31, 1997...................    $--      $ 70      $ 70

Inventory Reserve Year ended December 31,
 1999..........................................    $797     $ 33      $830
Year ended December 31, 1998...................    $599     $198      $797
Year ended December 31, 1997...................    $--      $599      $599

Return Reserves Year ended December 31, 1999...    $391     $109      $500
Year ended December 31, 1998...................    $--      $391      $391
Year ended December 31, 1997...................    $--      $--       $--