Form 10-Q
period 2000-03-31
SOMNUS MEDICAL TECHNOLOGIES INC
filed 2000-05-15
CIK 1026405

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                                       OR


[_]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________
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

As of May 9, 2000, 14,552,167 shares of the Registrant's Common Stock were outstanding.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                                     INDEX


PART I.  FINANCIAL INFORMATION                                                           Page
------------------------------                                                           ----
Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of
         March 31, 2000 and December 31,1999.............................................    3

         Condensed Consolidated Statements of Operations for the
         Three month periods ended March 31, 2000 and 1999...............................    4

         Condensed Consolidated Statements of Cash Flows for the
         Three month periods ended March 31, 2000 and 1999...............................    5

         Notes to Condensed Consolidated Financial Statements............................    6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................................    8

Item 3.  Quantitative and Qualitative Disclosures of
         Market Risk.....................................................................   17

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K................................................   17

Signatures...............................................................................   18

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                     Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                                         March 31, 2000     December 31, 1999
                                                                           (Unaudited)              (*)
                                                                         --------------     -----------------
Assets

Current assets:
  Cash and cash equivalents                                                 $ 16,649            $ 14,888
  Short-term investments                                                           -               4,972
  Accounts receivable, net                                                     1,859               1,906
  Inventories                                                                    572               1,181
  Other current assets                                                            78                 164
                                                                            --------            --------
Total current assets                                                          19,158              23,111
Property and equipment, net                                                    1,688               1,603
Other assets                                                                      84                  84
                                                                            --------            --------
                                                                            $ 20,930            $ 24,798
                                                                            ========            ========
Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                                                          $  1,264            $  1,623
  Accrued liabilities                                                          1,128               1,442
  Accrued compensation                                                         1,791               2,167
  Accrued warranty                                                               877                 907
  Accrued clinical costs                                                         600                 547
  Deferred revenue                                                             1,085               1,287
                                                                            --------            --------
Total current liabilities                                                      6,745               7,973

Stockholders' equity:
  Common stock                                                                    16                  14
  Additional paid-in capital                                                  65,483              65,332
  Deferred stock compensation                                                   (172)               (189)
  Accumulated deficit                                                        (51,142)            (48,332)
                                                                            --------            --------
Total stockholders' equity                                                    14,185              16,825
                                                                            --------            --------
                                                                            $ 20,930            $ 24,798
                                                                            ========            ========

(*)  Derived from audited financial statements.


                             See accompanying notes

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                     (In thousands, except per share data)




                                                                           For the Three Months
                                                                                  Ended
                                                                         ----------------------------
                                                                            March 31,   March 31,
                                                                               2000         1999
                                                                         -------------- -------------
Product revenues                                                            $ 3,201       $  2,342
Cost of sales                                                                 1,879          1,506
                                                                         -------------- -------------
Gross Margin                                                                  1,322            836

Operating expenses:
  Research and development                                                    1,508          1,871
  Selling, general and administrative                                         2,889          3,596
                                                                         -------------- -------------
Total operating expenses                                                      4,397          5,467
                                                                         -------------- -------------
Loss from operations                                                         (3,075)        (4,631)
Interest and other income                                                       265            492
                                                                         -------------- -------------
Net Loss                                                                    $(2,810)      $ (4,139)
Net loss per share, basic and diluted                                       $ (0.19)      $  (0.29)
                                                                         ============== =============
Shares used in computing net loss per share, basic and  diluted              14,420         14,077
                                                                         ============== =============



                             See accompanying notes

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                Condensed Consolidated Statements of Cash Flows
                           (Unaudited, In thousands)


                                                                                           For the Three Months Ended
                                                                                     March 31,                     March 31,
                                                                                          2000                          1999
                                                                        ----------------------         ---------------------
Cash flows used in operating activities
Net loss                                                                               $(2,810)                      $(4,139)
Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization of deferred compensation                                                  17                           103
     Depreciation                                                                          196                           243
Changes in operating assets and liabilities:
     Other current assets                                                                   86                           106
     Accounts receivable                                                                    47                          (218)
     Inventories                                                                           609                          (320)
     Other noncurrent assets                                                                 -                            (6)
     Accounts payable, accrued liabilities and accrued warranty                           (703)                          524
     Accrued compensation                                                                 (376)                          727
     Accrued clinical costs                                                                 53                            84
     Deferred revenue                                                                     (202)                          463
                                                                        ----------------------         ---------------------
Net cash used in operating activities                                                   (3,083)                       (2,433)

Cash flows used in investing activities
Capital expenditures                                                                      (281)                         (114)
Maturity of short-term investments                                                       4,972                             -
Repurchase of common stock                                                                   -                          (196)
                                                                        ----------------------         ---------------------
Net cash provided by (used in) investing activities                                      4,691                          (310)

Cash flows provided by financing activities
Net proceeds from issuance of common stock                                                 153                            60
                                                                        ----------------------         ---------------------
Net increase (decrease) in cash and cash equivalents                                     1,761                        (2,682)
Cash and cash equivalents, beginning of period                                          14,888                        32,280
                                                                        ----------------------         ---------------------
Cash and cash equivalents at end of period                                             $16,649                       $29,598
                                                                        ======================         =====================




                             See accompanying notes

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - Summary of Significant Accounting Policies
---------------------------------------------------

     Basis of Presentation

     The condensed consolidated balance sheet as of March 31, 2000, the condensed consolidated statements of operations for the three month periods ended March 31, 2000 and 1999, and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2000 and 1999, have been prepared by management, without audit, in accordance with generally accepted accounting principles, for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2000 and results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

     These condensed financial statements should be read in conjunction with the audited consolidated financial statements as included in our Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission. The results of operations for the three month periods ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending March 31, 2000.

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

     Segment Information

     We have organized the business in one operating segment which includes activities relating to development, manufacturing and marketing of medical devices that utilize proprietary temperature controlled radiofrequency technology for the management and treatment of upper airway disorders. Substantially all of our assets are in the United States and through March 31, 2000 we have derived our revenue primarily from our operations in the United States.

NOTE 2 - Inventories
--------------------

(in thousands)                                                          March 31,      December 31,
                                                                          2000            1999
Raw Materials                                                            $  342            $  406
Work in Process                                                              61               214
Finished Goods                                                              169               561
                                                                     --------------------------------
                                                                         $  572            $1,181
                                                                     ================================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 1999.

  The information set forth below contains forward-looking statements (designated by an *), and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under "Factors That May Affect Future Results" and those set forth under "Item 1" in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Overview

     We design, develop, manufacture and market innovative medical devices that utilize our proprietary temperature controlled radiofrequency technology for the treatment of upper airway disorders. Our Somnoplasty(R) System provides physicians with a suite of products designed to offer minimally invasive, curative treatment alternatives for disorders of the upper airway, including obstructive sleep apnea syndrome, (OSAS), Upper Airway Resistance Syndrome,
(UARS), chronic turbinate hypertrophy, and habitual snoring.

  Our operations in 1996 and 1997 consisted largely of research and development, product engineering, seeking clearance of our products from the Food & Drug Administration (FDA), development of a direct sales force in the United States and distribution network, and training international distributor employees for distribution of the Somnoplasty System in the European Union (EU), Australia, Southeast Asia and certain other areas. We commercially introduced the Somnoplasty System internationally, beginning in June 1997. One month later, after receiving 510(k) clearance from the FDA for the use of the Somnoplasty System to treat habitual snoring, we began direct sales of the Somnoplasty System in the United States. We received FDA clearance to treat chronic turbinate hypertropy in December 1997 and OSAS/UARS in November 1998. During the third quarter of fiscal 1998, we established a European headquarters in The Netherlands.

     During 1999, we continued to build our direct sales force in the United States. Presently, the sales force consists of a Vice President of Sales and Marketing, two domestic regional sales managers, ten domestic sales representatives, one independent representative group and three clinical specialists. During 1998, we hired a Vice President and General Manager of European Sales and Marketing to manage distributors in European countries. During the fourth quarter of 1999, we hired a Director of International Sales to manage our distributors in countries other than the United States and Europe.
We anticipate significant short-term expenditures in the development of our direct and indirect sales infrastructure.*

     Product shipments of control units and disposable devices are made directly from our facility in Sunnyvale, California to domestic customers and international distributors. As the Company's installed base of control units has grown we have continued to receive an ever increasing percentage of our sales from disposable handpieces as opposed to from the sale of control units.

     We plan to continue to hire additional management and engineering personnel to support and develop manufacturing expertise and larger scale manufacturing capacity as required to support the current and anticipated growth.* Additionally, we will invest in further production equipment, vertical integration and facility expansion to reduce manufacturing costs, reduce manufacturing cycle time and increase production capacity.* Personnel hires and capital expenditures will require operating capital on an ongoing basis. We will also continue to expand our internal reporting capabilities and further strengthen systems to manage our expanding business.*

     This current and anticipated significant growth of our personnel, sales and scope of operations may place considerable strain on our management, financial, manufacturing and other capabilities, procedures and controls. There can be no assurance that any existing or additional capabilities, procedures or controls will be adequate to support our operations or that our capabilities, procedures or controls will be designed, implemented or improved in a timely and cost-effective manner. Failure to implement, improve and expand such capabilities, procedures and controls in an efficient manner could have a material adverse effect on our business, financial condition and results of operations.

     As of March 31, 2000, we have incurred cumulative losses from inception of approximately $51,142,000. Moreover, we expect to incur significant additional operating losses over the next couple of years primarily due to the development of our manufacturing and sales and marketing capabilities along with ongoing research and development efforts, including clinical studies and expenses associated with our patent portfolio, as well as costs associated with the implementation of the appropriate infrastructure to support and grow the business operations.* Our limited operating history makes accurate prediction of future operating results difficult or impossible.

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

     Our business and financial results could be materially adversely affected in the event that we are unable to market the Somnoplasty System effectively, anticipate customer demand, meet customer demand or effectively manage new product launches, pricing and cost containment pressures in health care. Our operations and financial results could also be significantly affected by international factors, including oversight by numerous regulatory agencies, changes in foreign currency exchange rates and foreign economic and political conditions.

Results of Operations

     Net revenue. Our revenues for the three months ended March 31, 2000 and March 31, 1999 were derived primarily from sales of our Somnoplasty system, consisting of the control units and disposable devices to private practices, hospitals, clinics, and sleep clinics. Net revenues for the three months ended March 31, 2000 were $3,201,000 compared to $2,342,000 for the prior year quarter, an increase of approximately $859,000 or 37 percent. The increase is attributable to increased sales of disposable handpieces driven off the higher installed base and an increased use of disposable devices per control unit. For the three months ended March 31, 2000 and March 31, 1999 respectively, 88 percent of our revenues were derived from sales to customers in the United States. As sales have grown, the dollar volume of products shipped has shifted from a mix of about 51 percent control units and 49 percent disposable handpieces during 1999 to a mix of about 28 percent control units and 72 percent disposable handpieces during the first quarter of 2000. We expect disposable handpieces to increase as a percentage of total revenue, quarter over prior year quarter and year over year, as we implement sales programs that reduce the price of control units.*

     Cost of sales and gross margin. Cost of sales consists of raw materials, subassemblies and completed electronics, quality assurance and warranty costs. Gross margin for the quarter increased to $1,322,000 or 41 percent of sales, from $836,000 or 36 percent of sales in the first quarter of 1999. The increase in manufacturing volume and corresponding economies of scale resulted in the increase in gross margin as a percentage of sales from the prior year quarter. We believe that in the future as sales increase cost of sales will increase in absolute dollars but may fluctuate as a percentage of revenues depending on volume and product mix.*

     Research and development expenses. Research and development expenses are comprised of salaries, prototype development costs, costs associated with intellectual property, and clinical trial and regulatory approval costs. Research and development (R&D) costs for the first quarter of 2000 were $1,508,000, compared to $1,871,000 for the prior year quarter, a decrease of approximately $363,000 or 19 percent. This decrease was primarily attributable to a one-time charge of $214,000 for severance for a former officer of the Company during the first quarter of 1999 as well as lower clinical trial costs. The decrease was partially offset by increased spending on research and development to develop new products.

     Selling, general and administrative. Selling, general and administrative ("SG&A") expenses consist of executive salaries, professional fees, facilities overhead, accounting and human resources, general office administration expenses such as rent and facility costs. SG&A expenses for first quarter of 2000 were $2,889,000 compared to $3,596,000 for first quarter of 1999, a decrease of approximately $707,000 or 20 percent. Factors in this decrease include lower marketing spending as we redirect marketing effort from outside agencies to in-house direction. Marketing spending is planned to increase in future quarters.* In addition our general and administrative expenses were lower in the first quarter of 2000, than the prior year quarter due to reduced bad debt, legal, and personnel related costs. In addition, the prior year quarter included a one time charge of $214,000 for severance for a former officer of the Company.

     Interest and other income. Interest and other income for the first quarter of 2000 was $265,000, compared to $492,000 for the prior year quarter. The decrease is attributable to both the reduction in interest income earned on a decreasing balance of cash, cash equivalents, and short-term investments, and by nonrecurring technology and documentation fees received from a related party in the prior year quarter which was not received in the first quarter of 2000.

Liquidity and Capital Resources

     Since inception through March 31, 2000, Somnus has financed its operations primarily through the private placement of equity securities, bank loans, lease lines of credit, stockholder loans and our November, 1997 IPO. From inception, we raised approximately $16,400,000 in net proceeds from private equity financing. We raised an additional $43,800,000 from our IPO, net of costs of $4,500,000.

     Cash and cash equivalents and short-term investments at March 31, 2000 were $16,649,000 compared to $19,860,000 at December 31, 1999.

     Net cash used in operating activities was approximately $3,083,000 for the three months ended March 31, 2000, compared to $2,433,000 for the prior year quarter. The increase in cash used in operating activities from the prior year quarter is primarily attributable to the decrease in accounts payable, accrued liabilities, accrued warranty, and accrued compensation during the three months ended March 31, 2000. This was partially offset by the decrease in net loss from the prior year quarter and a reduction in inventory levels from December 31, 1999 as inventory levels were reduced after the Y2K build up.

     Net cash provided in investing activities was approximately $4,691,000 for the three months ended March 31, 2000, compared to net cash used in investing activities of $310,000 for the prior year quarter. The increase from the prior year quarter is attributable to the sale of short-term investments partially offset by an increase in capital expenditures.

     Net cash provided by financing activities was approximately $153,000 for the three months ended March 31, 2000 as compared to $60,000 for the prior year quarter. The increase from the prior year quarter is attributable to an increase in stock option exercises during the three months ended March 31, 2000 as compared to the prior year quarter.

     We recorded deferred stock compensation expense for the difference between the exercise price and the deemed fair value for financial statement presentation purposes of our Common Stock, as determined by the Board of Directors, for certain options granted. The total unamortized deferred stock compensation at March 31, 2000 is $172,000. Our amortized deferred compensation expenses were approximately $17,000 in the three months ended March 31, 2000 compared to $103,000 for the prior year quarter. The remainder of the deferred stock compensation will be amortized over the corresponding vesting period of each respective option, which is generally four years from date of original issuance.*

     At March 31, 2000, our principal sources of liquidity consisted of $16,649,000 in cash and cash equivalents. There were no other material unused sources of liquid assets at March 31, 2000.

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

Factors That May Affect Future Results

     Our operating results may vary significantly depending on certain factors, including the effect of lack of market acceptance of products, the ability to anticipate and meet customer demand, delays in the introduction or shipment of new products, increased competition, delays in ongoing research and development programs, litigation costs should we be involved in litigation, adverse changes in the economic conditions in any of the several countries in which we do business, a slower growth rate in our target markets, the uncertainty of international regulatory clearances or approvals, and the factors set forth in our annual report on form 10-K for the fiscal year ended December 31, 1999.

Limited Operating History; Absence of Profitability.

     Somnus has generated only limited revenues from sales of the Somnoplasty System and has limited experience in manufacturing, selling and marketing our products in commercial quantities. There can be no assurance that the Somnoplasty System will be sufficiently successful for us to achieve significant revenues. From inception in 1996 through March 31, 2000, we have had total revenues of approximately $24.8 million and incurred cumulative losses of approximately $51.1 million. We expect to significantly increase spending over the next several years with respect to sales and marketing, manufacturing and to a lesser extent, ongoing research and development efforts and clinical trials, and expect to incur significant additional losses for the foreseeable future.* Whether we can successfully manage the transition to a larger-scale enterprise will depend upon a number of factors, including our ability to increase our commercial manufacturing and sales and marketing capabilities. Our inability to establish such capabilities would have a material adverse effect on our business, financial condition and results of operations.

  We are dependent upon the Somnoplasty System, which has not been available for sufficient time for us to know if it is effective on a long term basis.

  Our success depends upon the market acceptance of the Somnoplasty System for the treatment of OSAS/UARS, chronic turbinate hypertrophy and habitual snoring. Market acceptance will depend, in large part, upon the effectiveness of the Somnoplasty System over time.* There can be no assurance that the procedure will provide a permanent, curative treatment for patients. Independent factors, such as aging and weight gain, may, over time, lead to the enlargement of tissue in areas previously treated by our procedure.* This could result in the need for further treatments, making the procedure a potentially less attractive alternative to existing surgical and non-surgical procedures, which could have a material adverse effect upon our business, financial condition and results of operations.

Several factors will impact our ability to achieve market acceptance.

     Temperature Controlled Radiofrequency tissue volume reduction in the upper airway is a new and novel development. Market acceptance of this procedure for the treatment of OSAS, enlarged turbinates and habitual snoring could be adversely affected by numerous factors, including:

  . the lack of availability of third-party reimbursement, . cost of the procedure,
  .  clinical acceptance,
  . differentiation of our temperature control feature, . effective physician training and
  .  patient acceptance.

     Third party reimbursement. We do not anticipate that patients will receive third-party reimbursement for use of the Somnoplasty System in the treatment of habitual snoring.* Market acceptance of the Somnoplasty System for the treatment of OSAS/UARS and chronic turbinate hypertrophy will depend, in large part, upon the availability and receipt of and acceptable level of third-party reimbursement for each of those indications, neither of which is assured.*

     Cost of the procedure and clinical acceptance. Market acceptance will also depend upon our ability to demonstrate that the Somnoplasty System is an attractive alternative to existing procedures, which will depend upon physicians' evaluations of the clinical safety and efficacy, ease of use, reliability and cost-effectiveness of the Somnoplasty System in a clinical setting.* We believe that recommendations and endorsements by influential physicians will be essential to market acceptance.* There can be no assurance that such recommendations or endorsements will be obtained.

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

     Patient acceptance. Patient acceptance may be affected by numerous factors, including the possibility that the Somnoplasty procedure will require treatments on multiple occasions, which would be not only inconvenient for the patient, but also more costly.* Patients may require anywhere from one to six treatments to significantly reduce snoring; however, we anticipate that most patients will only require one to three treatments to significantly reduce snoring.* We anticipate that most patients will require fewer treatments to reduce enlarged turbinates than required to reduce snoring and more to treat OSAS/UARS than snoring which can require from one to nine treatments.* Factors such as poor training of the treating physician or improper use of the Somnoplasty System by the treating physician could lead to a patient requiring more treatments. Patient acceptance of the Somnoplasty System for the treatment of habitual snoring, turbinate reduction, OSAS/UARS, and other potential indications will also depend in part upon physician recommendations as well as other factors, including the effectiveness and reliability of the procedure as compared to existing surgical and non-surgical procedures.* There can be no assurance that the Somnoplasty System will be accepted by the patient community or that market demand for such system will be sufficient to allow us to achieve profitable operations. In addition, publicity arising from any adverse outcome or other problem occurring in the treatment of a Somnoplasty patient for any reason, particularly during this early phase of the commercialization of the Somnoplasty System, could materially adversely affect patient demand for the procedure. Failure of the Somnoplasty System, for whatever reason, to achieve significant patient acceptance would have a material adverse effect on our business, financial condition and results of operations.

We have limited direct sales and marketing experience.

     We have only limited experience selling and marketing the Somnoplasty System for the treatment of OSAS/UARS, chronic turbinate hypertrophy and habitual snoring. We are directing our sales effort in the United States on private practices, clinics, hospitals and sleep clinics through a direct sales force and a manufacturers representative group. We currently have a small direct sales force that covers certain regions of the United States and intend to increase our sales and marketing force in the near future to accelerate commercialization of the Somnoplasty System throughout the United States.* There can be no assurance that we will be successful in building an effective sales and marketing force, that we will be cost-effective or that we will ultimately prove successful in selling the Somnoplasty System on a direct basis in the United States in sufficient quantities for us to become profitable. Market acceptance of the Somnoplasty System will also require us to demonstrate that the cost of our products and procedures are competitive with currently available alternatives.* The use of the Somnoplasty System may require the healthcare provider to make an up-front investment in an RF control unit or make the commitment to purchase a definitive number of handpieces over a defined period of time. There can be no assurance that we will successfully generate sufficient demand for the Somnoplasty System at the prices at which we currently offer our control units and disposable devices. In the event the required investment were to preclude us from placing sufficient quantities of control units, our ability to sell disposable devices would be limited, which would have a material adverse effect on our business, financial condition and results of operations.


We need to develop successful distributor relationships for international sales.

     Our future success will depend, in part, on our ability to enter into and successfully develop strategic and distributor relationships with other parties with respect to the marketing and distribution of our products.*

     In the United States, our direct sales force of 10 representatives and one sales representative group is supported by three clinical specialists whose role is to support the physicians in the use of the system for increased sales and patient satisfaction. In Europe our distributors are managed from the European headquarters in The Netherlands. Our sales in the rest of the world are coordinated by the Director of International Sales, hired in 1999 and based in Sunnyvale. We may add additional sales personnel, representative groups, and distributors as necessary to further penetrate markets in the United States and around the world.

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

Compliance with Quality System regulations is costly and time consuming and our failure to comply could lead to delays in filling product orders and loss of sales revenues.


     Our facilities are subject to inspection by regulatory authorities, including the FDA, for compliance with Quality System regulations. The FDA completed such an inspection of our manufacturing facility in April 2000 and provided a list of observations that its inspector believed were not in full compliance with applicable Quality System regulations. The Company has undertaken a comprehensive review and intends to respond to the FDA. However, there can be no assurance that the FDA will deem our corrective actions to be adequate or that additional corrective actions will not be required. Failure to achieve and maintain compliance with Quality Systems regulations could have a significant adverse effect on our ability to continue to manufacture and sell our products, and in the most serious cases could result in the seizure or recall of products, and injunction and/or civil fines.

We may experience manufacturing problems with regard to our product.

     The S2 control unit and devices are manufactured entirely by Somnus. There can be no assurance that we will not experience design or production issues as Somnus manufactures these units. In addition, certain parts may be discontinued or placed on allocation by their manufacturers. We may have to have such parts specifically manufactured, redesign the product to use other available parts, or qualify altenative vendors. There can be no assurance that we will be able to have such parts specifically manufactured, redesign the product to use other available parts, qualify alternative vendors, or that such manufacturer, redesign, or qualification of new vendors will be performed without interrupting our ability to meet customer demand. The inability to react to design or production issues through the manufacturing of special parts, redesign of our products, and the qualification of new vendors could have a material adverse effect on, financial condition and results of operations.

If our vendors are unable to satisfy our manufacturing requirements our business will be materially harmed

     We must purchase electronic components for our S2 control unit and our disposable devices. The electronics industry is in a period of undersupply. Our vendors supply the electronic components we require to much larger customers, with whom we have to compete for the limited supply. If we are not able to obtain such components in a timely manner or in quantities necessary to meet our requirements, we may be unable to fulfill orders and may lose customers.

     If our current vendors are unable to supply us with adequate quantities of components, we will have to identify and qualify one or more substitute suppliers for these components needs. Incorporating new components or transferring existing components needs to new vendors would require significant time and could cause product shipment delays. In addition, the costs associated with manufacturing our products may increase if we are required to use new third party vendors. If we fail to satisfy our manufacturing requirements, our business would be materially harmed.

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

Item 3:  Quantitative and Qualitative Disclosures of Market Risk

     There have been no material changes in the reported market risks since December 31, 1999.


PART II  -  OTHER INFORMATION
-----------------------------

Item 6:  Exhibits and Reports on Form 8-K

(a)  There were no reports on Form 8-K during the quarter ended March 31, 2000.

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



                          SOMNUS MEDICAL TECHNOLOGIES, INC.
                                    (Registrant)




Date:  May 15, 2000       By:     /s/ John G. Schulte
                          ----------------------------
                          John G. Schulte
                          President and
                          Chief Executive Officer



                          By:   /s/  Robert D. McCulloch
                          ------------------------------
                          Robert D. McCulloch
                          Vice President of Finance
                          Chief Financial Officer
                          (principal financial and accounting officer)