Form 10-Q
period 2000-06-30
SOMNUS MEDICAL TECHNOLOGIES INC
filed 2000-08-02
CIK 1026405

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2000

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

As of August 2, 2000 14,574,463 shares of the Registrant's Common Stock were outstanding.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                                     INDEX

PART I.  FINANCIAL INFORMATION                                        Page
------------------------------                                        ----
Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of
         June 30, 2000 and December 31, 1999.........................  3

         Condensed Consolidated Statements of Operations for the
         Three and six month periods ended June 30, 2000 and 1999....  4

         Condensed Consolidated Statements of Cash Flows for the
         Six month periods ended June 30, 2000 and 1999..............  5

         Notes to Condensed Consolidated Financial Statements........  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...............  8

Item 3.  Quantitative and Qualitative Disclosures of
         Market Risk................................................  17

PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security
         Holders....................................................  17

Item 6.  Exhibits and Reports on Form 8-K...........................  18

Signatures..........................................................  19

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                     Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                                           June 30, 2000               December 31, 1999
                                                                            (Unaudited)                       (*)
                                                                      ---------------------      ---------------------------
Assets
Current assets:
  Cash and cash equivalents                                                        $ 13,020                         $ 14,888
  Short-term investments                                                                  -                            4,972
  Accounts receivable, net                                                            1,855                            1,906
  Inventories                                                                           780                            1,181
  Other current assets                                                                  144                              164
                                                                      ---------------------      ---------------------------
Total current assets                                                                 15,799                           23,111
Property and equipment, net                                                           1,754                            1,603
Other assets                                                                             91                               84
                                                                      ---------------------      ---------------------------
                                                                                   $ 17,644                         $ 24,798
                                                                      =====================      ===========================
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                                 $  1,329                         $  1,623
  Accrued liabilities                                                                 1,079                            1,442
  Accrued compensation                                                                1,608                            2,167
  Accrued warranty                                                                      877                              907
  Accrued clinical costs                                                                609                              547
  Deferred revenue                                                                      803                            1,287
                                                                      ---------------------      ---------------------------
Total current liabilities                                                             6,305                            7,973

Stockholders' equity:
  Common stock                                                                           16                               14
  Additional paid-in capital                                                         65,539                           65,332
  Deferred stock compensation                                                           (37)                            (189)
  Accumulated deficit                                                               (54,179)                         (48,332)
                                                                      ---------------------      ---------------------------
Total stockholders' equity                                                           11,339                           16,825
                                                                      ---------------------      ---------------------------
                                                                                   $ 17,644                         $ 24,798
                                                                      =====================      ===========================

(*)  Derived from audited financial statements.

                            See accompanying notes

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                     (In thousands, except per share data)


                                            For the Three Months                       For the Six Months
                                            Ended                                      Ended
                                            ------------------------------------       -----------------------------------
                                                  June 30,             June 30,             June 30,            June 30,
                                                    2000                 1999                 2000                1999
                                            ---------------       --------------       --------------       --------------
Product revenue *                                 $ 3,003              $ 2,967              $ 6,204              $ 5,309
Cost of sales                                       1,800                1,666                3,679                3,172
                                            ---------------       --------------       --------------       --------------
Gross margin                                        1,203                1,301                2,525                2,137

Operating expenses:
  Research and development                          1,410                1,499                2,918                3,370
  Selling, general and administrative               3,019                3,576                5,908                7,172
                                            ---------------       --------------       --------------       --------------
Total operating expenses                            4,429                5,075                8,826               10,542
                                            ---------------       --------------       --------------       --------------
Loss from operations                               (3,226)              (3,774)              (6,301)              (8,405)

Interest and other income, net *                      189                  330                  454                  822
                                            ---------------       --------------       --------------       --------------
Net loss                                          $(3,037)             $(3,444)             $(5,847)             $(7,583)
Net loss per share, basic and diluted             $  (.21)             $ (0.24)             $  (.40)             $ (0.54)
                                            ===============       ==============       ==============       ==============
Shares used in computing net loss per
share, basic and diluted                           14,522               14,211               14,472               14,144
                                            ===============       ==============       ==============       ==============

* Revenue for the three and six months ended June 30, 1999 included related party revenue of $191,000 and $350,000, respectively. Interest and other income, net for the three and six months ended June 30, 1999, includes nonrecurring technology and documentation fees from a related party of $133,000.

                            See accompanying notes

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                Condensed Consolidated Statements of Cash Flows
                           (Unaudited, In thousands)

                                                                                     For the Six Months Ended
                                                                             June 30, 2000                June 30, 1999
                                                                        ---------------------        --------------------
Cash flows used in operating activities
Net loss                                                                         $(5,847)                    $(7,583)
Adjustments to reconcile net loss to net cash used in operating activities:
   Amortization of deferred compensation                                              33                         420
   Depreciation                                                                      387                         482
   Changes in operating assets and liabilities:
      Accounts receivable                                                             51                        (354)
      Inventories                                                                    401                           5
      Other current assets                                                            20                         123
      Other noncurrent assets                                                         (7)                        (21)
      Accounts payable, accrued liabilities, and accrued warranty                   (687)                        854
      Accrued compensation                                                          (559)                        453
      Accrued clinical costs                                                          62                         101
      Deferred revenue                                                              (484)                        665
                                                                        ---------------------        --------------------
Net cash used in operating activities                                             (6,630)                     (4,855)
                                                                        ---------------------        --------------------
Cash flows used in investing activities
   Capital expenditures                                                             (538)                       (323)
   Repurchase of common stock                                                          -                        (285)
   Maturity of Short-term investments                                              4,972                           -
                                                                        ---------------------        --------------------
Net cash provided by (used in) investing activities                                4,434                        (608)
                                                                        ---------------------        --------------------
Cash flows provided by financing activities
Net proceeds from issuance of common stock                                           328                         195
                                                                        ---------------------        --------------------

Net decrease in cash and cash equivalents                                         (1,868)                     (5,268)
Cash and cash equivalents at beginning of period                                  14,888                      32,280
                                                                        ---------------------        --------------------
Cash and cash equivalents at end of period                                       $13,020                     $27,012
                                                                        =====================        ====================

                            See accompanying notes

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - Summary of Significant Accounting Policies
---------------------------------------------------

     Basis of Presentation

     The condensed consolidated balance sheet as of June 30, 2000, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999, have been prepared by management, without audit, in accordance with generally accepted accounting principles, for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2000 and results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

     These condensed financial statements should be read in conjunction with the audited consolidated financial statements as included in our Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000.

     Revenue Recognition

     We recognize revenue at the time products are shipped or, for sales which are financed through third parties, upon acceptance from a third party leasing company of a customer lease and the related equipment. For shipments to distributors made under agreements that do not provide for right of return or price protection, revenue for control units is recognized upon shipment to the final customer. Allowances for product returns are provided for at the time of revenue recognition. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue recognition in financial statements" (SAB 101). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company does not anticipate that SAB 101 will have a material impact on its results of operations, financial position, and cash flows. The Company is required to adopt SAB 101 in the fourth quarter of fiscal year 2000.

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

     Segment Information

     We have organized the business in one operating segment which includes activities relating to development, manufacturing and marketing of medical devices that utilize proprietary temperature controlled radiofrequency technology for the management and treatment of upper airway disorders. Substantially all of our assets are in the United States and through June 30, 2000 we have derived our revenue primarily from our operations in the United States.

NOTE 2 - Inventories
--------------------

(in thousands)                                   June 30, 2000         December 31, 1999
Raw Materials                                            $418                    $  406
Work in Process                                            90                       214
Finished Goods                                            272                       561
                                           -------------------------------------------------
                                                         $780                    $1,181
                                           =================================================

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

     Our operations in 1996 and 1997 consisted largely of research and development, product engineering, seeking clearance of our products from the Food & Drug Administration (FDA), development of a direct sales force in the United States and distribution network, and training international distributor employees for distribution of the Somnoplasty System in the European Union (EU), Australia, Southeast Asia and certain other areas. We commercially introduced the Somnoplasty System internationally, beginning in June 1997. One month later, after receiving 510(k) clearance from the FDA for the use of the Somnoplasty System to treat habitual snoring, we began direct sales of the Somnoplasty System in the United States. We received FDA clearance to treat chronic turbinate hypertrophy in December 1997 and OSAS/UARS in November 1998. During the third quarter of fiscal 1998, we established a European headquarters in The Netherlands. In June 2000, we received clearance from the FDA for a new device designed to significantly reduce enlarged tonsils. In addition, in June 2000, we secured regulatory "shonin" approval to market the Somnoplasty System in Japan.

     During 1999, we continued to build our direct sales force in the United States. Presently, the sales force consists of a Vice President of Sales and Marketing, two domestic regional sales managers, ten domestic sales representatives, one independent representative group and three clinical specialists. During 1998, we hired a Vice President and General Manager of European Sales and Marketing to manage distributors in European countries. During the fourth quarter of 1999, we hired a Director of International Sales to manage our distributors in countries other than the United States and Europe.
We anticipate significant investments will be continued in the development of our direct and indirect sales infrastructure.*

     Product shipments of control units and disposable devices are made directly from our facility in Sunnyvale, California to domestic customers and international distributors. As the Company's installed base of control units has grown we have continued to receive an increasing percentage of our sales from disposable handpieces as opposed to from the sale of control units.

     We plan to continue to hire additional management and engineering personnel to support and develop manufacturing expertise and larger scale manufacturing capacity as required to support the current and anticipated growth.* Additionally, we will invest in further production equipment, vertical integration and facility expansion to reduce manufacturing costs, reduce manufacturing cycle time and increase production capacity.* Personnel hires and capital expenditures will require operating capital on an ongoing basis.* We will also continue to expand our internal reporting capabilities and further strengthen systems to manage our expanding business.*

     This current and anticipated growth of our personnel, sales and scope of operations may place considerable strain on our management, financial, manufacturing and other capabilities, procedures and controls. There can be no assurance that any existing or additional capabilities, procedures or controls will be adequate to support our operations or that our capabilities, procedures or controls will be designed, implemented or improved in a timely and cost-effective manner. Failure to implement, improve and expand such capabilities, procedures and controls in an efficient manner could have a material adverse effect on our business, financial condition and results of operations.

     As of June 30, 2000, we have incurred cumulative losses from inception of approximately $54,179,000. Moreover, we expect to incur significant additional operating losses over the next couple of years primarily due to the development of our manufacturing and sales and marketing capabilities along with ongoing research and development efforts, including clinical studies and expenses associated with our patent portfolio, as well as costs associated with the implementation of the appropriate infrastructure to support and grow the business operations.* Our limited operating history makes accurate prediction of future operating results difficult or impossible.

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

Results of Operations

     Net revenue. Our revenues for the three and six months ended June 30, 2000 were derived primarily from sales of our Somnoplasty system, consisting of control units and disposable devices to private practices, hospitals, clinics, and sleep clinics. Net revenues for the three and six months periods ended June 30, 2000 were $3,003,000 and $6,204,000 respectively, an increase over the prior year periods of $36,000, or 1.2 percent, and $895,000, or 16.9 percent, respectively. The increase for both the three and six month period ended June 30, 2000 as compared to the prior year periods is attributable to increased sales of disposable handpieces driven off the higher installed base offset by a decrease in the average selling price of our control unit. During the three and six month periods ended June 30, 2000, 83 percent and 86 percent of our revenues respectively were derived from sales to customers in the United States. During the three and six month periods ended June 30, 1999, approximately 90% of our revenues were derived from sales to customer in the United States. As we implement sales programs that reduce the price of control units, the dollar volume of products shipped has shifted from a mix of approximately 56 percent control units and 44 percent disposable handpieces for the three and six month periods ended June 30, 1999 to a mix of about 28 percent control units and 72 percent disposable handpieces and 24 percent control units and 76 percent disposable handpieces, respectively for the three and six month periods ended June 30, 2000. We expect disposable handpieces to fluctuate as a percentage of total revenue, quarter over prior year quarter and year over year, as we implement sales programs that reduce the price of control units.

     Cost of sales and gross margin. Cost of sales consists of raw materials, subassemblies and completed electronics, quality assurance and warranty costs. Gross margin for the three and six months periods ended June 30, 2000 decreased by 4% to 40 percent of sales and increased by 1% to 41 percent of sales, compared to the prior year periods. The decrease in gross margin as a percentage of sales for the three months ended June 30, 2000 as compared to prior year period is due primarily to a decrease in the average selling price of our control units. The slight increase in gross margin as a percentage of sales for the six months ended June 30, 2000 as compared to the prior year period is due to an increase in manufacturing volume and the corresponding economy of
scale offset by the lower average selling price of our control units.   We
believe that in the future as sales increase cost of sales will increase in absolute dollars but may fluctuate as a percentage of sales depending on volume and product mix.*

     Research and development expenses. Research and development expenses are comprised of salaries, prototype development costs, costs associated with intellectual property, and clinical trial and regulatory approval costs. Research and development (R&D) costs for the three and six months ended June 30, 2000 were $1,410,000 and $2,918,000, a decrease over the prior year periods of $89,000 or 5.9 percent and $452,000 or 13.4 percent, respectively. The decrease for the three months ended June 30, 2000 as compared to the prior year period was primarily attributable to the timing of clinical trial costs. The decrease for the six months ended June 30, 2000 as compared to the prior year period was primarily attributable to a one-time charge of $214,000 for severance for a former officer of the Company during the first quarter of 1999 as well as the timing of clinical trials.

     Selling, general and administrative. Selling, general and administrative ("SG&A") expenses consist of executive salaries, professional fees, facilities overhead, accounting and human resources, general office administration expenses such as rent and facility costs. SG&A expenses for the three and six months ended June 30, 2000 were $3,019,000 and $5,908,000, a decrease over the prior year periods of $557,000 or 15.6 percent and $1,264,000 or 17.6 percent, respectively. The decrease in the three month period ended June 30, 2000 as compared to the prior year period is primarily attributable to reduced bad debt, legal, and personnel related costs. The decrease in the six month period ended June 30, 2000 as compared to the prior year period is primarily attributable to reduced bad debt, legal, and personnel related costs as well as a one time charge of $214,000 for severance for a former officer of the Company included in the prior year period.

     Interest and other income. Interest and other income for the three and six months ended June 30, 2000 was $189,000 and $454,000, a decrease over the prior year periods of $141,000 or 42.7 percent and $368,000 or 44.8 percent, respectively. The decrease in the three month period ended June 30, 2000 as compared to the prior year period is attributable to the reduction in interest income earned on a decreasing balance of cash, cash equivalents, and short-term investments. The decrease in the six month period ended June 30, 2000 as compared to the prior year period is attributable to both the reduction in interest income earned on a decreasing balance of cash, cash equivalents, and short-term investments as well as by nonrecurring technology and documentation fees received from a related party during the prior year period not received during the six month period ended June 30, 2000.

Liquidity and Capital Resources

     Since inception through June 30, 2000, Somnus has financed its operations primarily through the private placement of equity securities, bank loans, lease lines of credit, stockholder loans and our November, 1997 IPO. From inception, we raised approximately $16,400,000 in net proceeds from private equity financing. We raised an additional $43,800,000 from our IPO, net of costs of $4,500,000.

     Cash and cash equivalents and short-term investments at June 30, 2000 were $13,020,000 compared to $19,860,000 at December 31, 1999.

     Net cash used in operating activities was approximately $6,630,000 for the six months ended June 30, 2000, compared to $4,855,000 million for the prior year period. The increase in cash used in operating activities from the prior year quarter is primarily attributable to the decrease in accounts payable, accrued liabilities, accrued warranty, and accrued compensation during the six months ended June 30, 2000. This was partially offset by the decrease in net loss from the prior year quarter and a reduction in inventory levels from December 31, 1999.

     Net cash provided by investing activities was approximately $4,434,000 for the six months ended June 30, 2000, compared to net cash used in investing activities of $608,000 for the prior year period. The increase from the prior year period is attributable to the sale of short-term investments partially offset by an increase in capital expenditures.

     Net cash provided by financing activities was approximately $328,000 for the six months ended June 30, 2000 as compared to $195,000 for the prior year period. The increase from the prior year period is attributable to an increase in stock option exercises during the six months ended June 30, 2000 as compared to the prior year period.

At June 30, 2000, our principal sources of liquidity consisted of in cash and cash equivalents. There were no other material unused sources of liquid assets at June 30, 2000.

     We currently anticipate that our capital expenditure requirements will be approximately $1.0 million for the next twelve months.* These requirements relate primarily to the acquisition of additional leasehold improvements, manufacturing equipment, computer hardware and software to handle anticipated manufacturing expansion and headcount additions.

     We anticipate that our existing resources will enable us to maintain our current and planned operations through the next twelve months.* However, there can be no assurance that we will not require additional funding prior to such time. Our future capital requirements will depend on many factors, including the ability of Somnus to establish and maintain strategic distributor relationships, the rate of market adoption of our products, competing technological and market developments, the cost of manufacturing and other factors. There can be no assurance that additional financing to meet our funding requirements will be available as needed. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. Insufficient funds may require Somnus to delay, scale back or eliminate some or all of our research or development programs or to relinquish rights to products at an earlier stage of development or on less favorable terms than we would otherwise seek to obtain or to scale back and eliminate certain sales and marketing initiatives. The failure of Somnus to raise capital when needed would have a material adverse effect on our business, financial condition and results of operations.

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

Limited Operating History; Absence of Profitability.

     Somnus has generated only limited revenues from sales of the Somnoplasty System and has limited experience in manufacturing, selling and marketing our products in commercial quantities. There can be no assurance that the Somnoplasty System will be sufficiently successful for us to achieve significant revenues. From inception in 1996 through June 30, 2000, we have had total revenues of approximately $27.8 million and incurred cumulative losses of approximately $54.2 million. We expect to significantly increase spending over the next several years with respect to sales and marketing, manufacturing and to a lesser extent, ongoing research and development efforts and clinical trials, and expect to incur significant additional losses for the foreseeable future.* Whether we can successfully manage the transition to a larger-scale enterprise will depend upon a number of factors, including our ability to increase our commercial manufacturing and sales and marketing capabilities. Our inability to establish such capabilities would have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon the Somnoplasty System, which has not been available for sufficient time for us to know if it is effective on a long term basis.

     Our success depends upon the market acceptance of the Somnoplasty System for the treatment of turbinate hypertrophy (chronic nasal obstruction), soft palate/uvula (habitual snoring), hypertrophic tonsils and base of tongue (obstructive sleep apnea syndrome/upper airway resistance syndrome). Market acceptance will depend, in large part, upon the effectiveness of the Somnoplasty System over time.* There can be no assurance that the procedure will provide a permanent, curative treatment for patients. Independent factors, such as aging and weight gain, may, over time, lead to the enlargement of tissue in areas previously treated by our procedure.* This could result in the need for further treatments, making the procedure a potentially less attractive alternative to existing surgical and non-surgical procedures, which could have a material adverse effect upon our business, financial condition and results of operations.

Several factors will impact our ability to achieve market acceptance.

     Temperature Controlled Radiofrequency tissue volume reduction in the upper airway is a new and novel development. Market acceptance of this procedure for the treatment of turbinate hypertrophy (chronic nasal obstruction), soft palate/uvula (habitual snoring), hypertrophic tonsils and base of tongue (obstructive sleep apnea syndrome/upper airway resistance syndrome) could be adversely affected by numerous factors, including:

     .    the lack of availability of third-party reimbursement,
     .    cost of the procedure,
     .    clinical acceptance,
     .    differentiation of our temperature control feature,
     .    effective physician training and
     .    patient acceptance.

     Third party reimbursement. We do not anticipate that patients will receive third-party reimbursement for use of the Somnoplasty System in the treatment of habitual snoring.* Market acceptance of the Somnoplasty System for the treatment turbinate hypertrophy (chronic nasal obstruction), hypertrophic tonsils and base of tongue (obstructive sleep apnea syndrome/upper airway resistance syndrome) will depend, in large part, upon the availability and receipt of and acceptable level of third-party reimbursement for each of those indications, which cannot be assured.*

     Cost of the procedure and clinical acceptance. Market acceptance will also depend upon our ability to demonstrate that the Somnoplasty System is an attractive alternative to existing procedures, which will depend upon physicians' evaluations of the clinical safety and efficacy, ease of use, reliability and cost-effectiveness of the Somnoplasty System in a clinical setting.* We believe that recommendations and endorsements by influential physicians will be essential to market acceptance.* There can be no assurance that such recommendations or endorsements will be obtained.

     Differentiation. There can be no assurance that we will be able to successfully differentiate our technology from competing products.

     Physician training. Broad adoption of the Somnoplasty System will require us to train physicians on how to perform the Somnoplasty procedure and educating physicians regarding the advantages of the Somnoplasty System over currently available surgical and non-surgical approaches.* The time required to complete such training and education could extend the sales cycle for our products and delay or preclude commercial sales and market acceptance. If we are unable to achieve broad market acceptance of the Somnoplasty System for our current and anticipated indications, our business, financial condition and results of operations would be materially adversely affected.

     Patient acceptance. Patient acceptance may be affected by numerous factors, including the possibility that the Somnoplasty procedure will require multiple treatments, which would be not only inconvenient for the patient, but also more costly.* Patients may require anywhere from one to six treatments to significantly reduce snoring; however, we now know that most patients will require one to three treatments to significantly reduce snoring and typically one treatment for chronic nasal obstruction and one to nine treatments for obstructive sleep apnea syndrome/upper airway resistance syndrome. Factors such as poor training of the treating physician or improper use of the Somnoplasty System by the treating physician could lead to a patient requiring more treatments. Patient acceptance of the Somnoplasty System for the treatment of turbinate hypertrophy (chronic nasal obstruction), soft palate/uvula (habitual snoring), hypertrophic tonsils and base of tongue (obstructive sleep apnea syndrome/upper airway resistance syndrome) will also depend in part upon physician recommendations as well as other factors, including the effectiveness and reliability of the procedure as compared to existing surgical and non-surgical procedures.* There can be no assurance that the Somnoplasty System will be accepted by the patient community or that market demand for such system will be sufficient to allow us to achieve profitable operations. In addition, publicity arising from any adverse outcome or other problem occurring in the treatment of a Somnoplasty patient for any reason, particularly during this early phase of the commercialization of the Somnoplasty System, could materially adversely affect patient demand for the procedure. Failure of the Somnoplasty System, for whatever reason, to achieve significant patient acceptance would have a material adverse effect on our business, financial condition and results of operations.

We have limited direct sales and marketing experience.

     We have only limited experience selling and marketing the Somnoplasty System for the treatment of turbinate hypertrophy (chronic nasal obstruction), soft palate/uvula (habitual snoring), hypertrophic tonsils and base of tongue (obstructive sleep apnea syndrome/upper airway resistance syndrome). We are directing our sales effort in the United States on private practices, clinics, hospitals and sleep clinics through a direct sales force and a manufacturers representative group. We currently have a small direct sales force that covers certain regions of the United States and intend to increase our sales and marketing force in the near future to accelerate commercialization of the Somnoplasty System throughout the United States.* There can be no assurance that we will be successful in building an effective sales and marketing force, that we will be cost-effective or that we will ultimately prove successful in selling the Somnoplasty System on a direct basis in the United States in sufficient quantities for us to become profitable. Market acceptance of the Somnoplasty System will also require us to demonstrate that the cost of our products and procedures are competitive with currently available alternatives.* The use of the Somnoplasty System may require the healthcare provider to make an up-front investment in an RF control unit or make the commitment to purchase a definitive number of handpieces over a defined period of time. There can be no assurance that we will successfully generate sufficient demand for the Somnoplasty System at the prices at which we currently offer our control units and disposable devices. In the event the required investment were to preclude us from placing sufficient quantities of control units, our ability to sell disposable devices would be limited, which would have a material adverse effect on our business, financial condition and results of operations.

We need to develop successful distributor relationships for international sales.

     Our future success will depend, in part, on our ability to enter into and successfully develop strategic and distributor relationships with other parties with respect to the marketing and distribution of our products.*

     In the United States, our direct sales force of supports the physicians in the use of the Somnoplasty System for increased sales and patient satisfaction. In Europe our distributors are managed from the European headquarters in The Netherlands. Our distributors in the rest of the world are coordinated by the Director of International Sales, hired in 1999 and based in Sunnyvale. We may add additional sales personnel, representative groups, and distributors as necessary to further penetrate markets in the United States and around the world.

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

     Our facilities are subject to inspection by regulatory authorities, including the FDA, for compliance with Quality System regulations. The FDA completed such an inspection of our manufacturing facility in April 2000 and provided a list of observations that its inspector believed were not in full compliance with applicable Quality System regulations. In addition, in July 2000, the FDA issued us a formal warning letter which stated that the methods used in, or the facilities or controls used for the manufacture, packaging, storage, or installation of our devices are not in conformance with applicable Quality System regulations. When a formal warning letter is issued, federal agencies are advised of the issuance of all warning letters about devices so that they may take this information into account when considering the award of contracts. Additionally, no pre-market submission for devices to which Quality System violations are reasonably related will be cleared until the violations have been corrected. Also, no request for Certificates for Products to Export will be approved until the violations have been corrected. At the current time, we have no pending submissions for either clearance to market new or modified products or to export to new foreign markets. Accordingly, the Company has undertaken a comprehensive plan to take corrective actions to address the FDA's observations and submitted a written response to the Warning Letter. FDA will likely initiate a reinspection to verify we have corrected the deficiencies. The scope of any reinspection could be more comprehensive than the initial inspection. Failure to achieve and maintain compliance with Quality System regulations could have a significant adverse effect on our ability to continue to manufacture and sell our products, and in the most serious cases could result in the seizure or recall of products, and injunction and/or civil fines.

We may experience manufacturing problems with regard to our product.

     The S2 control unit and devices are manufactured entirely by Somnus. We have in the past experienced and we may in the future experience design or production problems and delays as we manufacture these units. In addition, certain parts may be discontinued or placed on allocation by their manufacturers. We have had to qualify alternative vendors when parts could no longer be obtained by the vendor we had been using. We have also had to redesign our products to use alternative parts when we have switched vendors. These transfers to new vendors can cause delays in our manufacturing operations. Additionally, there can be no assurance that in the future we will be able to have parts specifically manufactured, redesign our products to use other available parts or, qualify alternative vendors, at all or without interrupting our ability to meet customer demand. The inability to react to design or production issues through the manufacturing of special parts, redesign of the our products, and the qualification of new vendors could have a material adverse effect on, financial condition and results of operations.

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

     We have in the past and may in the future have vendors who are unable to supply us with adequate quantities of components. In such a situation, we have to identify and qualify one or more substitute suppliers for these components needs. Incorporating new components or transferring existing components needs to new vendors requires significant time and can cause product shipment delays. In addition, the costs associated with manufacturing our products may increase if we are required to use new third party vendors. If we fail to satisfy our manufacturing requirements, our business would be materially harmed.

We are dependent on single-source suppliers for components.

     We purchase certain key components of our products from single-source suppliers. We have in the past and may in the future encounter shortages from one of our single-source suppliers. In such a situation, we have had to identify and qualify one or more substitute suppliers for these component needs. There can be no assurance that in the future components obtained from the single-source suppliers will continue to be available in adequate quantities or, if required, that we will be able to locate alternative sources of such components on a timely and cost-effective basis. To date, we have not experienced significant adverse effects resulting from any shortage of components. However, there can be no assurance that the single-source suppliers will meet our future requirements for timely delivery of components of sufficient quality and in sufficient quantity.* The components may take several months to procure, and a significant increase of orders could lead to significant delays and control unit or device shortages. Such delays or shortages, particularly as we scale up our manufacturing activities in support of sales and distributor orders, would have a material adverse effect on our business, financial condition and results of operations.

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
-----------------------------

Item 4:  Submission of Matters to a Vote of Security Holders

     We solicited proxies for an annual meeting of stockholders on May 11, 2000 to all of our stockholders.

     The election of all directors was conducted and the following nominees were elected: Stuart T Edwards, Woodrow A Meyers Jr, MD and Mark B Logan.


                                 Votes      Votes
Name                              For      Withheld
-----------------------------  ----------  --------
     Stuart T. Edwards         11,274,376    36,916
     Woodrow A Myers Jr, MD    11,304,376     6,916
     Mark B. Logan             11,304,376     6,916

     The Company's 1997 option plan ("The Director Plan") was amended to increase the option shares of common stock that each outside director shall be granted automatically upon joining the board from 20,000 shares to 30,000 shares, and to increase the annual option grant issued to each outside director from 5,000 shares to 7,500 shares with 10,528,733 votes in favor, 769,936 against and 12,623 abstentions.

     Ernst & Young, LLP was ratified as the independent auditors of the Company for the fiscal year ending December 31, 2000 with 11,299,024 votes in favor, 8,055 against and 4,213 abstentions.


Item 6:  Exhibits and Reports on Form 8-K

(a)  There were no reports on Form 8-K during the quarter ended June 30, 2000.

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

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                                 (Registrant)


Date: August 2, 2000    By:     /s/ John G. Schulte
                        ----------------------------
                        John G. Schulte
                        President and
                        Chief Executive Officer


                        By:   /s/  Robert D. McCulloch
                        ------------------------------
                        Robert D. McCulloch
                        Vice President of Finance
                        Chief Financial Officer
                        (principal financial and accounting officer)