Form 10-Q
period 2000-09-30
SOMNUS MEDICAL TECHNOLOGIES INC
filed 2000-11-14
CIK 1026405

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


                                       OR


[_] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO
     _______________.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of November 8, 2000 14,680,131 shares of the Registrant's Common Stock were outstanding.

                        SOMNUS MEDICAL TECHNOLOGIES, INC.
                                      INDEX

PART I. FINANCIAL INFORMATION                                               Page
-----------------------------                                               ----
Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of
         September 30, 2000 and December 31, 1999 .........................    3

         Condensed Consolidated Statements of Operations for the
         Three and Nine month periods ended September 30, 2000
         and 1999 .........................................................    4

         Condensed Consolidated Statements of Cash Flows for  the
         Nine month periods ended September 30, 2000 and 1999 .............    5

         Notes to Condensed Consolidated Financial Statements .............    6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ....................    8

Item 3.  Quantitative and Qualitative Disclosures of
         Market Risk ......................................................   19

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .................................   19

Signatures ................................................................   20

Item 1. Financial Statements

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                     September 30,    December 31,
                                                         2000            1999
                                                      (Unaudited)         (*)
                                                     ------------     ------------
Assets
Current assets:
   Cash and cash equivalents                           $  9,405        $ 14,888
   Short-term equivalents                                  --             4,972
   Accounts receivable, net                               1,867           1,906
   Inventories                                            1,694           1,181
   Other current assets                                     179             164
                                                       --------        --------
Total current assets                                     13,145          23,111

Property and equipment net                                2,168           1,603
Other assets                                                 89              84
                                                       --------        --------
                                                       $ 15,402        $ 24,798
                                                       ========        ========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                    $  1,997        $  1,623
   Accrued liabilities                                    1,168           1,442
   Accrued compenstion                                    1,632           2,167
   Accrued warranty                                         877             907
   Accrued clinical cost                                    532             547
   Deferred revenue                                         535           1,287
                                                       --------        --------
Total current liabilities                                 6,741           7,973

Stockholders' equity
   Common stock                                              16              14
   Additional paid-in capital                            65,559          65,332
   Deferred stock compensation                              (22)           (189)
   Accumulated deficit                                  (56,892)        (48,332)
                                                       --------        --------
Total stockholders' equity                                8,661          16,825
                                                       --------        --------
                                                       $ 15,402        $ 24,798
                                                       ========        ========

(*) Derived from audited financial statements

                             See accompanying notes

                        SOMNUS MEDICAL TECHNOLOGIES, INC.
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                     For the Three Months    For the Nine Months
                                                            Ended                  Ended
                                                     ---------------------   --------------------
                                                     Sept. 30,   Sept. 30,   Sept. 30,  Sept. 30,
                                                       2000        1999        2000        1999
                                                     --------    --------    --------    --------
Product revenue*                                     $  2,937    $  3,175    $  9,141    $  8,484
Cost of sales                                           1,412       1,541       5,091       4,713
                                                     --------    --------    --------    --------

Gross margin                                            1,525       1,634       4,050       3,771

Operating expenses:
   Research and development                             1,459         878       4,377       4,248
   Selling, general and administrative                  2,942       3,843       8,850      11,015
                                                     --------    --------    --------    --------

Total operating expenses                                4,401       4,721      13,227      15,263
                                                     --------    --------    --------    --------
Loss from operations                                   (2,876)     (3,087)     (9,177)    (11,492)

Interest and other income, net*                           163         307         617       1,129
                                                     --------    --------    --------    --------
Net loss                                             $ (2,713)   $ (2,780)   $ (8,560)   $(10,363)

Net loss per share, basic and diluted                $  (0.19)   $  (0.19)   $  (0.59)   $  (0.73)
                                                     ========    ========    ========    ========

Shares used in computing net loss per share, basic
and diluted                                            14,589      14,324      14,511      14,215
                                                     ========    ========    ========    ========

* Revenue for the three and nine months ended September 30, 1999 included related party revenue of $95,000 and $445,000, respectively. Interest and other income, net for the three and nine months ended September 30, 1999, includes nonrecurring technology and documentation fees from a related party of $133,000.

                             See accompanying notes

                     SOMNUS MEDICAL TECHNOLOGIES, INC.
              Condensed Consolidated Statements of Cash Flows
                         (Unaudited, in thousands)

                                                                       For the Nine
                                                                       Months Ended
                                                                   ---------------------
                                                                   Sept. 30,   Sept. 30,
                                                                     2000        1999
                                                                   --------    --------
Cash flows used in operating activities
Net loss                                                           $ (8,560)   $(10,363)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Amortization of deferred compensation                                 47         463
   Depreciation                                                         632         677
  Changes in operating assets and liabilities:
     Accounts receivable                                                 39        (641)
     Inventories                                                       (513)       (210)
     Other current assets                                               (15)        205
     Other noncurrent assets                                             (5)         (5)
     Accounts payable, accrued liabilities,
      and accrued warranty                                               70       1,129
     Accrued compensation                                              (535)        694
     Accrued clinical costs                                             (15)       (203)
     Deferred revenue                                                  (752)        495
                                                                   --------    --------
Net cash used in operating activities                                (9,607)     (7,759)
                                                                   --------    --------
Cash flows used in investing activities
  Capital expenditures                                               (1,197)       (548)
  Repurchase of common stock                                           --          (285)
  Maturity of Short-term investments                                  4,972        --
                                                                   --------    --------
Net cash provided by (used in) investing activities                   3,775        (833)
                                                                   --------    --------
Cash flows provided by financing activities
Net proceeds from issuance of common stock                              349         198
                                                                   --------    --------
Net decrease in cash and cash equivalents                            (5,483)     (8,394)
Cash and cash equivalents at beginning of period                     14,888      32,280
                                                                   --------    --------
Cash and cash equivalents at end of period                         $  9,405    $ 23,886
                                                                   ========    ========

                          See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - Summary of Significant Accounting Policies
---------------------------------------------------

         Basis of Presentation

         The condensed consolidated balance sheet as of September 30, 2000, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999, have been prepared by management, without audit, in accordance with generally accepted accounting principles, for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2000 and results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

         These condensed financial statements should be read in conjunction with the audited consolidated financial statements as included in our Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000.

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

         New Accounting Standards

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue recognition in financial statements" (SAB 101). SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition.

The Adoption of SAB 101 had no significant impact on the Company's revenue recognition policy or results of operations.

         In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, " Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133, as amended, is required to be adopted by the Company effective January 1, 2001 and is not anticipated to have an impact on the Company's results of operations or financial condition when adopted as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

         In March 2000, the Financial Accounting Standards Board issued Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation." The adoption of this Interpretation had no impact on the Company's results of operations or financial condition.

NOTE 2 - Inventories
--------------------

(in thousands)                                September 30,   December 31,
                                                  2000           1999
                                                 ------         ------
          Raw Materials                          $1,017         $  406
          Work in Process                           201            214
          Finished Goods                            477            561
                                                 ------         ------
                                                 $1,695         $1,181
                                                 ======         ======

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 1999.

         The information set forth below contains forward-looking statements, (designated by a *) and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under "Factors That May Affect Future Results" and those set forth under "Item 1" in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Overview

         We design, develop, manufacture and market innovative medical devices that utilize our proprietary temperature, controlled radiofrequency technology for the treatment of upper airway disorders. Our Somnoplasty(R) System provides physicians with a suite of products designed to offer minimally invasive, curative treatment alternatives for disorders of the upper airway, including obstructive sleep apnea syndrome (OSAS), upper airway resistance syndrome,
(UARS), chronic turbinate hypertrophy, hypertrophic tonsils, and habitual snoring.

         We have $9,405,000 of cash and cash equivalents at September 30, 2000. Based upon our current operations, this will not be sufficient capital to support our operations for the next twelve months. We are in the process of exploring alternatives in response to our cash situation, including raising funds through the issuance of equity or debt securities in the public or private markets.

         Our operations in 1996 and 1997 consisted largely of research and development, product engineering, seeking clearance of our products from the Food & Drug Administration (FDA), development of a direct sales force in the United States and distribution network, and training international distributor employees for distribution of the Somnoplasty System in the European Union (EU), Australia, Southeast Asia and certain other areas. We commercially introduced the Somnoplasty System internationally beginning in June 1997. One month later, after receiving 510(k) clearance from the FDA for the use of the Somnoplasty System to treat habitual snoring, we began direct sales of the Somnoplasty System in the United States. We received FDA clearance to treat chronic turbinate hypertrophy in December 1997 and OSAS/UARS in November 1998. During the third quarter of fiscal 1998, we established a European headquarters in The Netherlands. In June 2000, we received clearance from the FDA for a new device designed to significantly reduce enlarged tonsils. In addition, in June 2000, we secured regulatory "shonin" approval to market the Somnoplasty System in Japan.

         During 1998, we hired a Vice President and General Manager of European Sales and Marketing to manage distributors in European countries. During 1999, we continued to build our direct sales force in the United States. During the fourth quarter of 1999, we hired a Director of International Sales to manage our distributors in countries other than the United States and Europe.

         Product shipments of control units and disposable devices are made directly from our facility in Sunnyvale, California to domestic customers and international distributors. As our installed base of control units has grown we have continued to receive an increasing percentage of our sales from disposable handpieces as opposed to from the sale of control units.

         Our personnel, sales and scope of operations place considerable strain on our management, financial, manufacturing and other capabilities, procedures and controls. There can be no assurance that any existing or additional capabilities, procedures or controls will be adequate to support our operations or that our capabilities, procedures or controls will be designed, implemented or improved in a timely and cost-effective manner. Failure to implement and improve and expand such capabilities, procedures and controls in an efficient manner could have a material adverse effect on our business, financial condition and results of operations.

         As of September 30, 2000, we have incurred cumulative losses from inception of $56,892,000. Moreover, we expect to incur significant additional operating losses over the next couple of years primarily due to the development of our manufacturing and sales and marketing capabilities along with ongoing research and development efforts, including clinical studies and expenses associated with our patent portfolio, as well as costs associated with the implementation of the appropriate infrastructure to support the business operations. * Our limited operating history makes accurate prediction of future operating results difficult or impossible.

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

Results of Operations

         Net Revenue. Our revenues for the three and nine months ended September 30, 2000 were derived primarily from sales of our Somnoplasty system, consisting of control units and disposable devices to private practices, hospitals, clinics, and sleep clinics. Net revenues for the three and nine months periods ended September 30, 2000 were $2,937,000 and $9,141,000 respectively, a decrease and increase over the prior year periods of $238,000 or 7.5 percent, and $657,000, or 7.7 percent, respectively. The decrease for the three month period ended September 30, 2000 as compared to the prior year period is attributable to lower revenue from control units offset by increased revenue from disposable handpieces driven off the higher installed base. The slight increase for the nine month period ended September 30, 2000 as compared to the prior year period is attributable to increased revenue from disposable handpieces driven off the higher installed base offset by lower revenue from control units. During the three and nine month periods ended September 30, 2000, 76.7 percent and 82.7 percent of our revenues respectively were derived from sales to customers in the United States. During the three and nine month periods ended September 30, 1999, 84.9 percent and
87.6 percent of our revenues respectively were derived from sales to customers in the United States. As we implement sales programs that reduce the price of control units, the revenue from products shipped has shifted from a mix of approximately 48 percent control units and 52 percent disposable handpieces for the three and nine month periods ended September 30, 1999 to a mix of approximately 20 percent control units and 80 percent disposable handpieces for the three and nine month periods ended September 30, 2000, respectively. We expect disposable handpieces to fluctuate as a percentage of total revenue, quarter over prior year quarter and year over year, as we implement sales programs that reduce the price of control units.

         Cost of sales and gross margin. Cost of sales consists of raw materials, subassemblies and completed electronics, quality assurance and warranty costs. Gross margin for the three and nine months periods ended September 30, 2000 increased by 1 percent to 51 percent of sales and was consistent at 44 percent of sales, compared to the prior year periods. We anticipate that as sales increase cost of sales will increase but may fluctuate as a percentage of sales depending on volume and product mix. *

         Research and development expenses. Research and development expenses are comprised of salaries, prototype development costs, costs associated with intellectual property, and clinical trial and regulatory approval costs. Research and development costs for the three and nine months ended September 30, 2000 were $1,459,000 and $4,377,000, a increase over the prior year periods of $581,000 or 66.2 percent and $129,000 or 3 percent, respectively. The increase for the three months ended September 30, 2000 as compared to the prior year period was primarily attributable to increased prototype expenses and salaries and wages related to the release of new products and the one-time reversal of a clinical charge of $300,000 recorded during the third quarter of 1999. The increase for the nine months ended September 30, 2000 as compared to the prior year period was primarily attributable to increased prototype expenses and salaries and wages related to the release of new products, and the one-time reversal of a clinical charge of $300,000 recorded during the third quarter of 1999 offset by a one-time charge of $214,000 for severance for a former officer of the Company during the first quarter of 1999.

         Selling, general and administrative. Selling, general and administrative expenses consist of executive salaries, professional fees, facilities overhead, accounting, human resources, and general office administration expenses such as rent and facility costs. Selling, general and administrative expenses for the three and nine months ended September 30, 2000 were $2,942,000 and $8,850,000, a decrease over the prior year periods of $901,000 or 23.4 percent and $2,165,000 or 19.7 percent, respectively. The decrease in the three month period ended September 30, 2000 as compared to the prior year period is primarily attributable to reduced bad debt, legal, and personnel related costs. The decrease in the nine month period ended September 30, 2000 as compared to the prior year period is primarily attributable to reduced bad debt, legal, and personnel related costs as well as a one time charge of $214,000 for severance for a former officer of the Company included in the prior year period.

         Interest and other income. Interest and other income for the three and nine months ended September 30, 2000 was $163,000 and $617,000, a decrease over the prior year periods of $144,000 or 46.9 percent and $512,000 or 45.3 percent, respectively. The decrease in the three month period ended September 30, 2000 as compared to the prior year period is attributable to the reduction in interest income earned on a decreasing balance of cash, cash equivalents, and short-term investments. The decrease in the nine month period ended September 30, 2000 as compared to the prior year period is attributable to both the reduction in interest income earned on a decreasing balance of cash, cash equivalents, and short-term investments as well as by nonrecurring technology and documentation fees received from a related party during the prior year period not received during the nine month period ended September 30, 2000.

Liquidity and Capital Resources

         Since inception through September 30, 2000, Somnus has financed its operations primarily through the private placement of equity securities, bank loans, lease lines of credit, stockholder loans and our November, 1997 Initial Public Offering. From inception, we raised approximately $16,400,000 in net proceeds from private equity financing. We raised an additional $43,800,000 from our Initial Public Offering net of costs of $4,500,000.

         Cash and cash equivalents and short-term investments at September 30, 2000 were $9,405,000 compared to $19,860,000 at December 31, 1999.

         Net cash used in operating activities was approximately $9,607,000 for the nine months ended September 30, 2000, compared to $7,759,000 million for the nine months ended September 30, 1999. The increase in cash used in operating activities from the prior year quarter is primarily attributable to an increase in inventories and a decrease in deferred revenue and accrued compensation during the nine months ended September 30, 2000. This was partially offset by the decrease in net loss from the prior year period.

         Net cash provided by investing activities was approximately $3,776,000 for the nine months ended September 30, 2000, compared to net cash used in investing activities of $833,000 for the nine months ended September 30, 1999. The increase from the prior year period is attributable to the sale of short-term investments partially offset by an increase in capital expenditures.

         Net cash provided by financing activities was approximately $349,000 for the nine months ended September 30, 2000 as compared to $198,000 for the nine months ended September 30, 1999. The increase from the prior year period is attributable to an increase in stock option exercises during the nine months ended September 30, 2000 as compared to the prior year period.

         At September 30, 2000, our principal sources of liquidity consisted of cash and cash equivalents. There were no other material unused sources of liquid assets at September 30, 2000.

         We currently anticipate that our capital expenditure requirements will be approximately $3.5 million for the next twelve months. * These requirements relate primarily to the production of control units for placement with customers under our placement sales program and the acquisition of computer hardware and software to handle anticipated headcount additions.

         We anticipate that our existing resources will not be sufficient capital to support our operations for the next twelve months. * We anticipate that we will require additional funding prior to such time. * Our future capital requirements will depend on many factors, including our ability to maintain regulatory compliance, our ability to establish and maintain strategic distributor relationships, the rate of market adoption of our products, competing technological and market developments, the ability for us to produce or procure enough product to most customer demand, the cost of manufacturing and other factors. There can be no assurance that additional financing to meet our funding requirements will be available as needed. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders my result. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish rights to products at an earlier stage of development or on less favorable terms than we would otherwise seek to obtain or to scale back and eliminate certain sales and marketing initiatives. Our failure to raise capital when needed would have a material adverse effect on our business, financial condition and results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Our operating results may vary significantly depending on certain factors, including market acceptance of products, the ability to anticipate and meet customer demand, delays in the introduction or shipment of new products, increased competition, delays in ongoing research and development programs, litigation costs should we be involved in litigation, adverse changes in the economic conditions in any of the several counties in which we do business, a slower growth rate in our target markets, and the factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 1999.

Our funds available for operations are low and we will need to raise additional funds which will cause dilution to existing investors

         We expect within the next six months we will raise additional funds through the issuance of equity or debt securities in the public or private markets in order to continue operations.* Additional financing may not be available, or if available, may not be on favorable terms. The availability of financing will depend, in part, on market conditions. Market volatility as of late has been high and the risk of securing additional funding uncertain. If we cannot raise sufficient new capital we may be unable to successfully promote or produce products, continue supplying our services, or pay our employees, any of which could seriously harm our business. If we do not raise additional funds then we will be unable to continue our operations. Any future equity financing would result in substantial dilution to our stockholders. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends.

We may fail to meet continued Nasdaq listing standards which would result in a listing on a lesser known market within Nasdaq or a delisting altogether. Any change in market listing may adversely affect our ability to raise capital.

         Under the continued listing standards for inclusion of our stock on the Nasdaq National Market we are required to maintain net tangible assets of $4.0 million. As of September 30, 2000, our net tangible assets decreased were $8.7 million. We are uncertain as to whether we will be able to raise sufficient capital or otherwise increase the assets we own through sales of our products or asset purchases to maintain minimum net tangible assets. There are other Nasdaq maintenance standards as well, including a requirement that our stock cannot close below $1.00 for 30 consecutive trading days. We can give no assurance that our stock will continue to trade above $1.00. If we cannot maintain Nasdaq maintenance standards we may be transferred from the Nasdaq National Market to the Nasdaq SmallCap or the pink sheets or delisted altogether. If our stock is removed from the Nasdaq National Market, the liquidity and price of our stock may be adversely affected. As a result, there may be less demand for our stock and we may be unable to raise sufficient capital to fund our operations.

We have limited experience in selling and marketing our Somnoplasty System. We may be unable to generate significant revenue from the sale of our generators and the revenue resulting from sales of our handpieces may not be significant enough to make us profitable.

         We have only limited experience selling and marketing the Somnoplasty System for the treatment of turbinate hypertrophy (chronic nasal obstruction), soft palate/uvula (habitual snoring), hypertrophic tonsils and base of tongue (obstructive sleep apnea syndrome/upper airway resistance syndrome). The sale of our disposable handpieces may not provide substantial revenue and we may ultimately prove unsuccessful in selling the Somnoplasty System on a direct basis in the United States in sufficient quantities for us to become profitable. Market acceptance of the Somnoplasty System will require us to demonstrate that the cost of our products and procedures are competitive with currently available alternatives. There can be no assurance that we will successfully generate sufficient demand for the Somnoplasty System at the prices at which we currently offer our control units and disposable devices. In the event the required investments were to preclude us from placing sufficient quantities of control units, our ability to sell disposable devices would be limited, which would have a material effect on our business, financial condition and results of operations.


We have a history of operating losses and we expect those losses to continue.

         We had significant operating losses since the commencement of our operations in 1996. As of September 30, 2000, we have an accumulated deficit of approximately $56.9 million. We expect those losses to continue based on our current and projected increased sales and marketing, general and administrative, and research and development expenses. * We may never become profitable. Our ability to become profitable depends on many factors, including our ability to achieve market acceptance for the Somnoplasty System, our ability to produce our products consistent with government and regulatory standards, and our ability to obtain reimbursement for both our products and the procedure from healthcare payors.

We are dependent upon the Somnoplasty System, which has not been available for sufficient time for us to know if it is effective on a long term basis.

         Our success depends upon the market acceptance of the Somnoplasty System for the treatment of turbinate hypertrophy (chronic nasal obstruction), soft palate/uvula (habitual snoring), hypertrophic tonsils and base of tongue (obstructive sleep apnea syndrome/upper airway resistance syndrome). Market acceptance will depend, in the large part, upon the effectiveness of the Somnoplasty System over time. There can be no assurance that the procedure will provide a permanent, curative treatment for patients. Independent factors, such as aging and weight gain, may, over time, lead to the enlargement of tissue in areas previously treated by our procedure. This could result in the need for further treatments, making the procedure a potentially less attractive alternative to existing surgical and non-surgical procedures, which could have a material adverse effect upon our business, financial condition and results of operations.

We may experience design or production problems and delays as we transition the manufacture of our S-2 control unit to an outside supplier.

     We are in the process of outsourcing the manufacture of our S-2 control unit to a qualified third party. We may experience design or production problems and delays as a result. We have earned internal production of our S-2 control unit. There can be no assurance that we will be able to successfully manage this transition without interrupting our ability to meet customer demand. The new third party manufacturer of our S-2 control unit is our only supplier for this product. The inability of this manufacturer to successfully produce our S-2 control unit consistent with our quality standards and/or on a timely basis may have a material adverse affect on our financial condition and results of operations. In the event this supplier fails to fulfill our product needs, we will be forced to locate alternative suppliers. We can give no assurance that we will be able to locate suitable replacement suppliers. If we are unable to secure adequate manufacturing capacity to meet our supply requirements, our business will be materially harmed.

We may experience problems with regard to our disposable devices which we manufacture ourselves.

     Disposable devices are currently manufactured entirely by Somnus. We have in the past experienced and we may in the future experience design or production problems and delays as we manufacture these units. In addition, certain parts may be discontinued or placed on allocation by their manufacturers. We have had to qualify alternative vendors when parts could no longer be obtained by the vendor we had been using. We may have to redesign our products to use alternative parts when we switch vendors. These transfers to new vendors can cause delays in our manufacturing operations. Additionally, there can be no assurance that in the future we will be able to have parts specifically manufactured, redesign our products to use other available parts or, qualify alternative vendors, at all or without interrupting our ability to meet customer demand. The inability to react to design or production issues through the manufacturing of special parts, redesign of our products, and the qualification of new vendors could have a material adverse effect on, financial condition and results of operations.

If our vendors are unable to satisfy our manufacturing requirements our business will be materially harmed

     The S2 control unit and our disposable devices use electronic components. The electronics industry is in a period of undersupply. Our vendors supply the electronic components we require to much larger customers, with whom we have to compete for the limited supply. If we or our third party manufacturer are not able to obtain such components in a timely manner or in quantities necessary to meet our requirements, we may be unable to fulfill orders and may lose customers.

     We have in the past and may in the future have vendors who are unable to supply us with adequate quantities of components. In such a situation, we have to identify and qualify one or more substitute suppliers for these components needs. Incorporating new components or transferring existing components needs to new vendors requires significant time and can cause products shipment delays. In addition, the costs associated with manufacturing our products may increase if we required to use third party vendors. If we fail to satisfy our manufacturing requirements, our business would be materially harmed.

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

         Third party reimbursement. Patients do not receive third-party reimbursement for use of the Somnoplasty System in the treatment of habitual snoring. Market acceptance of the Somnoplasty System for the treatment of turbinate hypertrophy (chronic nasal obstruction), hypertrophic tonsils and base of tongue (obstructive sleep apnea syndrome/upper airway resistance syndrome) depends, in large part, upon the availability and receipt of an acceptable level of third-party reimbursement for each of those indications, which has not yet been established on a consistent basis. Reimbursement for the treatment of habitual snoring, turbinate hypertrophy (chronic nasal obstruction), hypertrophic tonsils and base of tongue (obstructive sleep apnea syndrome/upper airway resistance syndrome) varies significantly depending on the third party payor involved, the region in the U.S. and type of medical facility where the procedure is performed.

         Cost of the procedure and clinical acceptance. Market acceptance also is impacted by our ability to demonstrate that the Somnoplasty System is an attractive alternative to other procedures, which depends upon physicians' evaluations of the clinical safety and efficacy, ease of use, reliability and cost-effectiveness of the Somnoplasty System. Recommendations and endorsements by influential physicians have been and we believe, will continue to be, essential to market acceptance. * There can be no assurance that such recommendations or endorsements will continue to be obtained.

         Competition and Differentiation of our technology. There can be no assurance that we will be able to successfully differentiate our technology from competing products. In the treatment of habitual snoring, the Somnoplasty System is subject to intense competition from existing products, such as nasal dilators and oral appliances, and surgical procedures, such as LAUP. The U.S. market for the treatment of enlarged turbinates is dominated by pharmacological treatments, such as nasal sprays, and surgical procedures, such as turbinectomies. The U.S. market for products for the treatment of OSA is currently dominated by CPAP products produced by Healthdyne Technologies Inc, Nellcor Puritan Bennett, Inc., a wholly owned subsidiary of Mallinckrodt Inc., ResMed Inc. and Respironics, Inc. The U.S. market for the treatment of hypertrophic tonsils is currently dominated by surgical procedures such as tonsillectomies and other procedures which remove tonsil tissue. There can be no assurance that the Somnoplasty System will successfully compete with or replace any existing products for these or other indications. Other companies offer products which use radiofrequency for the treatment of upper airway disorders. There can be no assurance of our ability to differentiate our products with temperature control feature from these products.

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

         Patient acceptance. Patient acceptance has been and we believe will continue to be affected by numerous factors, including the possibility that the Somnoplasty procedure may require multiple treatments, which would be not only inconvenient for the patient, but also more costly if not covered by insurance. Patient acceptance of the Somnoplasty System for the treatment of turbinate hypertrophy (chronic nasal obstruction), soft palate/uvula (habitual snoring), hypertrophic tonsils and base of tongue (obstructive sleep apnea syndrome/upper airway resistance syndrome) also depend in part upon physician recommendations as well as other factors, including the effectiveness and reliability of the procedure as compared to existing surgical and non-surgical procedures. We have not yet obtained broad acceptance of the Somnoplasty System by the patient community, and there can be assurance that we will achieve such broad acceptance, or that market demand for our system will be sufficient to allow us to achieve profitable operations. In addition, publicity arising from any adverse outcome or other problem occurring in the treatment of a Somnoplasty patient for any reason could materially adversely affect patient demand for the procedure. Failure of the Somnoplasty System, for whatever reason, to achieve significant patient acceptance would have a material adverse effect on our business, financial condition and results of operations.

Our products could infringe the intellectual property rights of others and lead to costly litigation and/or substantial royalty payments.

         Our competitors or licensors may assert that our products infringe upon their intellectual property. We may be forced to arbitrate or litigate to protect our products from claims of infringement. Litigation and arbitration are costly pursuits and they consume time that management would otherwise dedicate to building our business. In the event that our products infringe on the intellectual property of others we may be required to pay significant damages. We also may have to pay substantial royalties on existing agreements in order to continue to market our products.

We need to develop successful distributor relationships for international sales.

         Our future success will depend, in part, on our ability to enter into and successfully develop strategic and distributor relationships with other parties with respect to the marketing and distribution of our products.

         In Europe our distributors are managed from the European headquarters in The Netherlands. Our distributors in the rest of the world are coordinated by the Director of International Sales, hired in 1999 and based in Sunnyvale. We may add additional sales personnel, representative groups, and distributors as necessary to further penetrate markets in the United States and around the world. *

         The success of our future strategic or distributor relationships will depend on the other parties' ability to perform the role contemplated by us. We may have limited or no control over the resources that any particular strategic party or distributor devotes to our relationship with us. There can be no assurance that we will be successful in locating or finalizing agreements with further qualified parties with whom to enter into additional strategic or distributor relationships or that any such relationships can be maintained or will ultimately prove beneficial to us. In the event we are not successful in developing such additional relationships, or if such relationships do not prove to be successful, our business, financial condition and results of operations would be materially adversely affected.

         International sales of the Somnoplasty System are subject to numerous risks. Distribution, pricing and marketing structures, as well a regulatory requirements, vary significantly from country to country. Additionally, such sales can be adversely affected by:

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

         .    the risk that distributors will fail to effectively promote our products
         .    the risk of financial instability of distributors
         .    fluctuations in overseas economic conditions and international currency exchange rates,
         .    increase in duty rates and
         .    competition.

         There can be no assurance that we will be able to successfully commercialize the Somnoplasty System or any of our future products in any international market, which would have a material adverse effect on our business, financial condition and results of operations.

Compliance with Quality System regulations is costly and time consuming and our failure to comply could lead to delays in filling product orders and loss of sales revenues

     Our facilities are subject to inspection by regulatory authorities, including the FDA, for compliance with Quality System regulations. The FDA completed an inspection of our manufacturing facility in April 2000 and the FDA inspector provided a list of observations indicating he believed were not in full compliance with applicable Quality System regulations. In addition, in July 2000, the FDA issued us a formal warning letter, which stated that the methods used in, or the facilities or controls used for the manufacture,packaging, storage, or installation of our devices are not in conformance with applicable Quality System regulations. The issuance of a formal warning letter may materially impact our business, because:

     . Federal agencies are advised of the issuance and may take this information into account when considering the award of contracts;

     . The FDA will not clear pre-market submission for devices to which Quality System violations are reasonably related until the violations have been corrected; and

     . The FDA will not approve a request for Certificate for Products to Export which will prevent us from exporting to new foreign markets until the violations have been corrected.

We implemented a plan to take corrective actions to address the FDA's observations and submitted a written response to the FDA Warning Letter. In August 2000, we commissioned an audit of the Quality System regulations as required by the FDA. The findings of this audit were submitted to the FDA. We are in the process of correcting deficiencies identified in the FDA Warning Letter, in the audit, and in our ongoing internal review of product quality. The FDA will likely initiate a reinspection to verify we have corrected the deficiencies noted in the FDA Warning Letter and to further verify the results of the audit that we submitted. The scope of any reinspection could be more comprehensive than the initial inspection. Failure to achieve and maintain compliance with Quality System regulations could have a significant adverse effect on our ability to continue to manufacture and sell our products, and in the most serious cases could result in the seizure or recall of products, and injunction and/or civil fines.

We are dependent on single-source suppliers for components.

         We purchase certain key components of our products from single-source suppliers. We have in the past and may in the future encounter shortages from one of our single source suppliers. * In such a situation, we have had to identify and qualify one or more substitute suppliers for these component needs. There can be no assurance that in the future components obtained from the single-source suppliers will continue to be available in adequate quantities or, if required, that we will be able to locate alternative sources of such components on a timely and cost-effective basis. To date, we have not experienced significant adverse effects resulting from any shortage of components. However, there can be no assurance that the single-source suppliers will meet our future requirements for timely delivery of components of sufficient quality and in sufficient quantity. The components may take several months to procure, and a significant increase of orders could lead to significant delays and control unit or device shortages. Such delays or shortages, particularly as we scale up our manufacturing activities in support of sales and distributor orders, would have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon key personnel.

         Our future success depends in significant part upon the continued service of certain key scientific, technical and management personnel and our continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we can retain our key scientific, technical and managerial personnel or that we can attract, assimilate or retain other highly qualified scientific, technical and managerial personnel in the future. We have taken steps to retain our key employees including the granting of stock options that vest over time. The loss of key personnel, especially if without advanced notice, or the inability to hire or retain qualified personnel could have a material adverse effect upon our business, financial condition and results of operations.

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

PART II -  OTHER INFORMATION
----------------------------

Item 6:  Exhibits and Reports on Form 8-K

         (a) There were no reports on Form 8-K during the quarter ended September 30, 2000.

              Exhibit 27.1 - Financial Data Schedule

                        SOMNUS MEDICAL TECHNOLOGIES, INC

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SOMNUS MEDICAL TECHNOLOGIES, INC.
                                              (Registrant)



Date: November 13, 2000             By:    /s/ John G. Schulte
                                    --------------------------
                                    John G. Schulte
                                    President and
                                    Chief Executive Officer





                                    By:   /s/ Robert D. McCulloch
                                    -----------------------------
                                    Robert D. McCulloch
                                    Vice President of Finance
                                    Chief Financial Officer
                                    (principal financial and accounting officer)