Form 10-K
period 2000-12-31
SOMNUS MEDICAL TECHNOLOGIES INC
filed 2001-03-29
CIK 1026405

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2000

                                      or

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                       Commission File Number: 000-23275

                               ----------------

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
            (Exact name of Registrant as specified in its charter)

               Delaware                                77-0423465
     (State or other jurisdiction                   (I.R.S. Employer
   of incorporation or organization)             Identification Number)

           285 N. Wolfe Road                              94086
         Sunnyvale, California                         (Zip Code)
    (address of principal executive
               offices)

      Registrant's telephone number, including area code: (408) 773-9121

          Securities Registered Pursuant to Section 12(b) of the Act:

       Title of each class   Name of each exchange on which registered
       -------------------   -----------------------------------------
       None                                     N/A

          Securities Registered Pursuant to Section 12(g) of the Act:

                        Common Stock, $0.001 par value
                               (Title of Class)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 13, 2001, as reported on the Nasdaq National Market, was approximately $20,357,585.

   The number of shares of Common Stock outstanding as of March 13, 2001:
14,805,516 Shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                     PART 1

 ITEM 1.   BUSINESS......................................................    3

 ITEM 2.   PROPERTIES....................................................   25

 ITEM 3.   LEGAL PROCEEDINGS.............................................   26

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   26

                                    PART II

 ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS......................................................   27

 ITEM 6.   SELECTED FINANCIAL DATA.......................................   27

 ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS....................................   28

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....   32

 ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......   33

 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.....................................   48

                                    PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   48

 ITEM 11.  EXECUTIVE COMPENSATION........................................   51

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT...................................................   53

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   54

                                    PART IV

           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
 ITEM 14.   8-K..........................................................   55

                                    PART I

ITEM 1. BUSINESS

   This Report on Form 10-K contains certain forward looking statements regarding future events (designated by an *). Actual events or results may differ materially as a result of the factors described herein including, in particular, those factors described under "Additional Risk Factors."

Company Overview

   We were incorporated in Delaware in January 1996. We design, develop, manufacture and market innovative medical devices that utilize our proprietary temperature controlled radiofrequency, or TCRF, technology for the treatment of upper airway disorders. The Somnus Somnoplasty System provides physicians with a suite of products designed to offer minimally-invasive, curative treatment alternatives for disorders of the upper airway, including obstructive sleep apnea syndrome ("OSAS"), chronic turbinate hypertrophy and habitual snoring, as well as coagulation of tissue in the head and neck which may include tonsils. Our Somnoplasty System shrinks tissue in the upper airway by utilizing automated TCRF control units and a suite of disposable, single-use, needle electrode devices, which deliver controlled thermal energy to obstructed areas, while protecting the delicate mucosal, or outer lining of the tissue. Our clinically proven, patented, temperature controlled, radiofrequency technology ensures predictable and consistent tissue volume reduction without cutting or bleeding, reducing pain and post procedure complications. We have received Food and Drug Administration and European clearance for the use of the Somnoplasty System in the treatment of OSAS, Upper Airway Resistance Syndrome ("UARS"), chronic turbinate hypertrophy, habitual snoring, and coagulation of tissue in the head and neck. We officially launched the marketing of the Somnoplasty System at the American Academy of Otolaryngology-Head and Neck Surgery Foundation, Inc. conference in September 1997.

   We have a direct sales force and a manufacturers representative group to market our products in the United States. Our intention is to market the Somnoplasty System primarily to:

  . ear, nose and throat physicians,

  . oral maxillofacial surgeons,

  . pulmonologists,

  . sleep medicine specialists,

  . allergists and

  . other physicians who treat upper airway disorders.

   There are approximately 9,000 ear, nose and throat physicians, 7,000 oral maxillofacial surgeons, and 6,800 pulmonologists and, we believe there are more than 1,800 sleep clinics in the United States. As of December 31, 2000, we have an installed base of 833 control units in the United States. We intend to continuously expand our marketing program directed primarily at the medical community and to a lesser extent at consumers, to further establish awareness of the Somnoplasty Procedure.

   In January 2001, we announced a restructuring plan that is currently being implemented. Until January 2001, we had a European headquarters in the Netherlands primarily to manage relationships with our distributors throughout Europe. As part of out restructuring plan, we shutdown our headquarters in the Netherlands. In addition to our operations in Europe, we have distributors in Latin America, Africa, Asia and the Pacific Rim. All international distributors are now managed out of our headquarters in Sunnyvale, California.

   We have an exclusive distribution agreement with MC Medical, a subsidiary of Mitsubishi Corporation, to distribute the Somnoplasty technology throughout Japan. In July 2000, we secured regulatory "shonin" approval to market our model 1010, 1100, and 1200 devices in Japan. We had previously secured regulatory "shonin" approval to market our S2 control unit in Japan on November 27, 1998.

   The restructuring plan announced in January 2001 is currently being implemented and is designed to reduce operating expenses by $4,000,000 in fiscal year 2001 and will result in a headcount reduction of approximately 10 percent of our employees. The plan encompasses the operational components of sales and marketing, manufacturing, certain ongoing clinical programs, and research and development. A restructuring charge for these items is estimated to be between $500,000 to $600,000 and will be recorded in the first quarter of 2001.* Subsequent to estimating the restructuring charge in January 2001, we increased our estimate by $300,000 to $400,000 related to a facilities consolidation, including rent, and the write off of leasehold improvements, necessitated by the recent softening of the local real estate market and resultant uncertainty as to our ability to sublease the facility subsequent to executing the restructuring plan.* This will result in a total expected restructuring charge to be recorded in the first quarter of 2001 of between $800,000 to $1,000,000.

   At December 31, 2000, our commercial products included one control unit model and four disposable devices designed to treat a variety of upper airway disorders. Additional control unit models are under development. As of December 31, 2000, in the United States, we had 42 issued patents, and an additional 12 pending patent applications. We also had 5 granted, 9 published, and 17 pending issued foreign.

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

   We received 510(k) clearance in July 1997 for the use of the Somnoplasty System for reduction of soft tissue, including the soft palate/uvula, for the treatment of habitual snoring. The Somnoplasty System has received marketing clearance in the European Economic Association "EEA", (CE Mark). In December 1997, we received 510(k) clearance for the treatment of enlarged turbinates associated with chronic turbinate hypertrophy, in November 1998 we received 510(k) clearance for the treatment of OSAS/UARS. In May, 2000, we received 510(K) clearance for the Model 2420, (a dual needle device) in combination with the Somnus Control Unit for coagulation of tissue in the head and neck. Clinical trials are planned to obtain clearance from the FDA for an indication designed to reduce enlarged tonsils.* We also intend to seek clearance of the Somnoplasty System for other indications.*

   In July 2000, we secured regulatory "shonin" approval to market our model 1010, 1100, and 1200 devices in Japan. We had previously secured regulatory "shonin" approval to market our S2 control unit in Japan on November 27, 1998.

 We are creating global distribution through a direct sales force and collaborative relationships.

   We have established a direct sales and distribution capability in the United States, initially targeting the estimated 9,000 ear, nose, and throat physicians, 7,000 oral maxillofacial surgeons, 6,800 pulmonologists and 1,800 sleep clinics.

   In the United States, we have a direct sales force and one sales representative group. Until January 2001, our distributors located in Europe were managed from our European headquarters in the Netherlands. In January 2001, we announced a restructuring plan which included the shutdown of our European headquarters. All international sales are now managed out of our headquarters in Sunnyvale, California.

   We may add additional sales personnel, representative groups, and distributors as necessary to further penetrate markets in the United States and around the world.*

   We have acquired and may acquire complimentary technology through license agreements for technology and patents.* One such license from Medtronic, Inc. allows the use of the lockout feature on the S2 control unit to protect patients against surgeons' reusing disposable devices. We have granted licenses for our technology and may continue to pursue this strategy in the future.* We granted a license to Curon Medical, Inc. for certain radiofrequency generator technology for treatment of gastroesophageal disorders. We also granted a license to Novasys Medical, Inc. for certain radiofrequency technology for treatment of urinary incontinence. We expect to continue to compliment our core business and technological platform through acquisitions that broaden our product line and help accelerate the market acceptance and penetration of the Somnoplasty System.

Upper Airway Disorders

   The upper airway comprises the passages in the nose, the back of the mouth, and the throat and allows breathing, swallowing and speech vocalization. Breathing requires the upper airway tissue and musculature to be stiff enough to prevent collapse during respiration, while swallowing and speech require compliance and flexibility. The upper airway is susceptible to a variety of ailments, including soft tissue obstructions. A common cause of obstruction found in the upper airway is excess tissue in one or more locations, including the uvula (the small conical fleshy tissue hanging from the center of the soft palate), soft palate, base of the tongue, turbinates (soft tissue in the nasal cavity) and tonsils. Obstructed breathing impedes the normal flow of air to the respiratory system.

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

   Obstruction in breathing due to large tonsils may cause snoring, disturbed sleep patterns and obstructive sleep apnea syndrome. These sleep disorders and interruptions can lead to excessive daytime sleepiness and increased risk of serious illness such as cardiovascular disease in adults. Obstructive tonsillar hypertrophy often produces loud disruptive snoring in children, which may be accompanied by poor school performance, decreased attentions span and enuresis.

   The annual number of tonsillectomies peaked in 1959 at 1.4 million and has declined since. Although the total number of procedures has decreased, the percentages of tonsillectomies that are performed for upper airway obstruction has increased. The tonsillectomy procedure is still one of the most common surgical procedures in the field of otolaryngology. There were 418,000 tonsillectomy procedures in the United States in 1996 (with or without adenoidectomy). Of those procedures performed, 287,000 (69%) were in patients under 15 years old. This represents approximately 14.5 per 10,000 of the total population and 46.9 per 10,000 for those under 15 years of age. Ninety-two percent of these surgeries were performed as ambulatory procedures in both the total population and in the 15 and younger age group.

 Chronic Turbinate Hypertrophy

   Chronic obstruction of the nasal cavity can impact a person's health and quality of life. Chronic nasal obstructions are most frequently caused by enlarged turbinates. Turbinates can become chronically enlarged as a reaction to diseases, such as chronic and drug-induced rhinitis, and allergy-causing substances. Enlarged turbinates can partially obstruct or completely block the nasal passages, resulting in an inefficient or non-existent function. During the day, enlarged turbinates can cause breathing through the nose to be difficult and uncomfortable, and at night can contribute to snoring and OSAS.

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

Current Treatments for Upper Airway Disorders

   Currently, no standard modality dominates the treatment of upper airway disorders. Traditional treatment methods for upper airway disorders range from behavioral changes to highly invasive surgery. More recently, treatments such as Continuous Positive Airway Pressure, or CPAP, and laser surgery have emerged as treatment modalities for OSAS and snoring, respectively. Current treatments often result in lengthy recovery periods, significant patient discomfort, and poor compliance by the user and/or high medical expenses.

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

   While CPAP is successful in addressing the symptoms of OSAS, its use has a number of disadvantages, including:

  . facial skin irritation,

  . abdominal bloating,

  . mask leaks,

  . sore eyes and

  . headaches.

   Additionally, CPAP is not a cure for OSAS and, therefore, must be used on a nightly basis for as long as the condition persists. The discomfort of the mask, the inconvenience of use and the unsightly nature of the appliance cause many patients to stop using CPAP machines. The American Sleep Disorders Association estimated CPAP compliance at only 46% in 1993.

   For patients with mild to severe OSAS, surgical treatments exist such as the following:

  . uvulopalatopharyngoplasty, or UPPP, which is the surgical resection of the uvula, part of the soft palate, tonsils and excess tissue in the throat,

  . maxillofacial surgery, a highly invasive procedure requiring the resection of the tongue or reconstruction of the jaw bones,

  . tracheostomies, surgical openings through the neck which bypass the obstruction, and

  . tonsillectomy techniques such as cold, dissection, electrocautery, and laser.

   UPPP and the other surgical alternatives have been successful in treating OSAS in certain patients. However, possibly due to the fact that UPPP does not address obstructions at the base of tongue or in the turbinates, it has proven effective in only about 30% the patients treated. The most significant drawbacks of UPPP, maxillofacial surgery and tracheostomies are that they are highly-invasive, involve significant post-operative risk of morbidity, including a painful and lengthy recovery, and are expensive. If the surgical procedures are not effective, it is sometimes difficult to successfully return to CPAP, leaving patients with few alternatives for further treating their conditions.

   Recurrent throat infections are the primary indication for performing tonsillectomies although an increasing percent of tonsillectomies performed today are for OSAS. The American Academy of Otolarynagolgoy, Head and Neck Surgery currently recommends tonsillectomy procedures for hypertrophy of the tonsils causing upper airway obstruction or sleep disorders.

   Current tonsillectomy techniques such as cold dissection, electrocautery or laser can result in postoperative complications. These can include hypernasality, hemorrhage, pain, nausea, vomiting, infections, velopharyngeal insufficiency, odynophagia with associated dysphagia, causing dehydration, local edema causing airway obstruction, and co-morbidities associated with the need for narcotic analgesics. In the general population, the complication rates range from <1% to 8%. Children with upper airway obstruction have a higher rate of complications, ranging from 23-32%. Socio-economic implications of current techniques include an average of 7 days sick leave from work and/or school, and potential costs for hospitalization due to dehydration, respiratory problems or bleeding. Patients with tonsillar hypertrophy and/or parents/guardians often decline conventional surgical treatment due to the associated discomforts and surgical risks.

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

   Various surgical techniques exist to treat enlarged turbinates, with different instrumentation and degrees of invasiveness. Scalpels, electrocautery and laser devices are the more common instruments. Resection can be limited to the soft tissue of the turbinate or extend to part of the underlying boney structure. These procedures are generally effective, but lead to significant discomfort in the form of post-operative bleeding, frequent and significant crusting. These conditions require time consuming post-operative management of the patient on the part of the physician. Further, surgical resection of turbinates may impact functionality of the turbinates for temperature control and hydration.

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

   Surgical treatment for habitual snoring is available today with laser-assisted uvulopalatoplasty, or LAUP. Published studies indicate a success rate for this procedure in the treatment of snoring of 75% and greater. LAUP is the surgical resection of the uvula and soft palate through the use of a surgical laser that operates at temperatures in excess of 700C. A LAUP procedure does not require an overnight stay in the hospital; however, it does present a risk of significant swelling, scarring and post-operative pain and typically require multiple treatments.

   Third-party reimbursement is not available for the treatment of habitual snoring. Snoring sufferers most often seek treatment for quality of life rather than medical reasons.

The Somnus Solution: Somnoplasty

   Our proprietary Somnoplasty System is designed to use temperature controlled radiofrequency energy to provide a minimally-invasive, curative and relatively painless treatment of upper airway disorders. The Somnoplasty System includes an automated temperature controlled radiofrequency control unit with continuous feedback for temperature monitoring and a suite of proprietary, single use, disposable needle electrode devices which deliver controlled thermal energy into soft tissues in the head and neck such as the uvula, soft palate, tongue, turbinates, and tonsils to reduce tissue volume and stiffen overly-compliant soft tissue. The Somnoplasty System allows physicians to perform a safe, minimally-invasive surgical procedure in the office. The use of TCRF energy to reduce tissue volume treats the causes of upper airway disorders by enlarging the airway passages and may reduce or eliminate the need for other treatments.

   The procedure creates finely controlled coagulative lesions at precise locations underneath the mucosal layer of tissue in the upper airway. An insulating sleeve at the base of the needle electrode protects the mucosa from thermal damage preventing or reducing tissue sloughing, mucosal scarring, swelling, bleeding and excessive post-operative pain. Thermocouples in the insulation and at the tip of the needle electrode assist in the accurate monitoring of tissue temperature. The control unit is preset to a target temperature of approximately 75-85C (185F), ensuring optimal ablation in a precisely located lesion while protecting the surface mucosa. The lesions created by the procedure are naturally reabsorbed in approximately four to eight weeks, reducing excess tissue volume.

   We believe that the primary advantages of the Somnoplasty System include:

   Tissue Reduction. Our clinically proven, patented temperature controlled radiofrequency technology, or TCRF, ensures predictable and consistent tissue volume reduction without cutting, reducing pain and post procedure complications.

   Minimal Discomfort and Reduced Recovery Time. The use of TCRF energy causes significantly less swelling and post procedural pain than traditional and laser-assisted surgery. Patients who undergo the Somnoplasty procedure for the reduction of soft palate, uvula and enlarged turbinates typically require only over-the-counter pain medication to treat the postoperative pain and typically can return to work and resume their normal activities within 1-2 days.

   Clinical Effectiveness. Unlike treatments such as CPAP for OSAS and over-the-counter remedies for snoring, the Somnoplasty System is designed to be a curative treatment directly addressing the obstructive tissues in the upper airway. We believe that the treatment outcomes from the Somnoplasty System will be equivalent to traditional surgical procedures without the side effects of standard and laser-assisted surgical operations.

   Rapid Procedure Time. The Somnoplasty System, including patient preparation and administration of local anesthesia, takes 30 minutes, for base of tongue, while enlarged turbinates, soft palate/uvula procedures typically take five to ten minutes. We believe treatment requires a range of one to nine visits and can be performed in an outpatient setting using local anesthesia.

   Ease of Use. The Somnoplasty System is designed to be easy for physicians to use, thereby minimizing physician training requirements. The Somnoplasty procedure is minimally invasive compared to many other minor surgical procedures performed by physicians and dentists in their offices.

   We believe the other benefits of the Somnoplasty System include:

  . Patients: fast, curative outpatient procedure with minimal discomfort,

  . Physician: new flexible office based revenue generating system with ability to treat multiple conditions,

  . Payor: improved outcomes and lower costs.

Product Description

   We have developed devices for treatment of the tongue, turbinates, soft palate/uvula, and coagulation of tissue in the head and neck which may include tonsils. These devices deliver temperature controlled radiofrequency energy from our control unit. All of our current products are commercially available in the United States and have 510(k) clearance from the FDA. The Somnoplasty System has received marketing clearance in the European Economic Association "EEA", (CE Mark), and the control unit and soft palate/uvula and turbinate devices are commercially available in Europe. In July 2000, we secured regulatory "shonin" approval to market our model 1010, 1100, and 1200 devices in Japan. We had previously secured regulatory "shonin" approval to market our S2 control unit in Japan on November 27, 1998.

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

   SP 1200. The SP 1200 is a disposable single needle deployable electrode device with a cable assembly designed for the delivery of controlled TCRF energy to the tongue for patients suffering from OSAS. The SP 1200 has a disposable needle device with a reusable handle and cable assembly. The SP 1200 delivers the TCRF energy through a coagulating needle electrode which is positioned using direct visualization.

   SP 2420. The SP 2420 is a disposable dual needle coagulating electrode used to deliver temperature-controlled radiofrequency energy for selective thermal coagulation of tissue.

 Control Units

   Our control unit is used for the treatment of tissue obstructions in the upper airway by allowing the physician to efficiently control and monitor the delivery of energy needed for the TCRF tissue volume reduction through the use of continuous feedback on temperature. The physician sets the control unit to the total energy and target temperature to be applied to the tissue. The user interface of each control unit is designed to require minimal interaction, allowing the physician to focus on the patient. The control unit contains proprietary software that modulates the delivery of power based on information transmitted from the disposable needle electrode devices.

   S2 Control Unit. The S2 control unit is a dual channel control unit, compatible with all of our needle electrode devices. A high-quality color screen displays delivered power, energy and temperatures. A disk drive captures procedure data and is also used for software upgrades as new products are introduced.

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

   In November 1998, we received 510(k) clearance for the use of the Somnoplasty System for the reduction of the incidence of airway obstructions in patients suffering from obstructive sleep apnea syndrome or (OSAS) or Upper Airway Resistance Syndrome, or (UARS). The 510(k) clearance was based on the results of an 18-patient, single-center clinical trial completed in June 1998. The data from this trial indicated that patients may require two to nine treatments depending upon the severity of their disorder. Factors such as the severity of the patient's upper airway obstruction or improper use of the Somnoplasty System by the treating physician could require more treatments than were documented during the clinical trials.

   In May, 2000, we received 510(K) clearance for the Model 2420 (a dual needle device), in combination with the Somnus Control Unit for coagulation of tissue in the head and neck.

   In 2000, we had 13 new articles published in peer-reviewed journals, for a total of 23 published to date, giving us a broad clinical foundation.

   Following the indications mentioned above, we intend to pursue FDA clearance for the treatment of additional upper airway obstructions, some of which may strengthen the claim for the treatment of OSAS. We expect our 510(k) submissions for these supplemental indications will require additional clinical trials. In addition, we are continuing to conduct clinical trials for indications with existing 510(k) clearance to broaden our portfolio of clinical data. Clinical trials are planned to obtain clearance from the FDA for an indication designed to reduce enlarged tonsils.

   We have 510(k) clearance from the FDA for the use of the SP 1010 disposable devices for the reduction of severity of snoring in some individuals, the SP 1120 for the treatment of enlarged turbinates, the SP1200 for the reduction of the incidence of airway obstructions in patients suffering from UARS and OSAS, and the SP2420 for the coagulation of tissue in the head and neck which may include tonsils. In addition, the S2 control unit has also received 510(k) clearance for a general claim of tissue coagulation. Other clearances are being pursued for various product enhancements. All our products that have been cleared by the FDA are Class II products.

   International. In June 1997, we received authorization from the European Union (through a duly appointed Notified Body) to affix the CE Mark to our commercially available products for treatment of upper airway obstructions. We have been certified under the ISO 9001 Quality System Regulation ("Quality System Regulations") by TUV Essen, a German Notified Body. We have also received a TGA listing for Australia. We are also approved to ship product to Canada via Health Canada Medical Device license approval, and are pursuing additional countries. In July 2000, we secured regulatory "shonin" approval to market our model 1010, 1100, and 1200 devices in Japan. We had previously secured regulatory "shonin" approval to market our S2 control unit in Japan on November 27, 1998.

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

   In fiscal 2000, 1999, and 1998 research and development expenses were $5,587,000, $5,733,000, and $8,220,000, respectively. As of December 31, 2000, our research and development staff consisted of 10 employees. We perform our research and development activities at our offices in Sunnyvale, California. No assurance can be given that we will complete the development of or successfully introduce any or all of our devices under development or contemplated for future development on a timely basis, if at all.

Sales, Marketing and Distribution

   In the United States, we have a direct sales force and a manufacturers representative group to target primarily:

  . ear, nose and throat physicians,

  . oral maxillofacial surgeons,

  . pulmonologists,

  . sleep medicine specialists,

  . allergists and

  . other physicians who treat upper airway disorders.

   As of December 31, 2000, the sales organization in the United States consisted of 18 employees, including direct sales representatives and one sales representative group.

   The primary customers in the United States for the Somnoplasty System are currently the approximately 9,000 ear, nose and throat physicians and the approximately 7,000 oral maxillofacial surgeons. We also market to the approximately 6,800 pulmonologists, as well as sleep medicine specialists. Certain products, such as the SP 1100 for the treatment of enlarged turbinates, may appeal to a larger target market, including allergists and primary care physicians. An important additional target for our sales efforts is the approximately 1,800 sleep clinics which we believe exist in the United States. These sleep clinics are multi-specialty practices dedicated to diagnosing and treating sleep disorders and include specialists such as ear, nose and throat and oral maxillofacial surgeons, pulmonologists and psychiatrists and are typically chaired by physicians who are board certified in sleep medicine. The clinics include facilities for overnight monitoring and have access to sophisticated diagnostic equipment to determine the type and characteristics of sleep apnea. To date, over 300 of these clinics have been accredited by the American Sleep Disorders Association. Sleep clinics are important not only as potential customers, but also for their role in referring diagnosed patients for treatment.

   Until January 2001, we had a European Headquarters in The Netherlands primarily to manage relationships with distributors throughout Europe. In addition we have distributors in Latin American, Africa, Asia and the Pacific Rim. In January 2001, we announced a restructuring plan which included the shutdown of our European headquarters. All international distributors are currently managed from our headquarters in Sunnyvale, California.

   Our marketing and education efforts have been focused on early adopters with emphasis on leading surgeons and sleep clinics. At present we have systems in over half of 108 the ENT residency-training programs throughout the United States. As we have approached saturation of the "early adopter" market we have moved the focus of our marketing and education to the mainstream medical market and, as our products mature, ultimately, will move to consumers so as to create patient demand for the Somnoplasty procedure.

Manufacturing

   The manufacturing facility for our disposable products is located in Sunnyvale, California. The manufacturing process consists primarily of assembly of internally manufactured, purchased components and subassemblies. Disposable products are processed in a controlled environment. Sterilization of devices is performed by an ISO certified contract sterilizer.

   Raw materials, components and subassemblies are purchased from various approved suppliers and are subject to quality specifications and inspections. We have the right to conduct quality audits of our key suppliers, several of whom are experienced in the supply of components to manufacturers of medical devices. For certain of our components and subassemblies, there are relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components and subassemblies could not be accomplished quickly. Delays associated with any part shortages, particularly if we were to scale up our manufacturing activities in support of increasing commercial demand, would have a material adverse effect on our business, financial condition and results of operations.

   The S2 control unit is manufactured by a qualified third party. Our manufacturing facilities are subject to periodic inspection by regulatory authorities, and our operations must undergo compliance inspections conducted by the FDA and corresponding state agencies. Our quality control group performs tests at various steps in the manufacturing process to ensure compliance with our specifications and the requirements of the various regulatory authorities. There can be no assurance that our procedures will be sufficient to meet all of the requirements of all of the regulatory agencies. Failure to pass compliance inspections could result in any of the following actions, any one of which would have a material adverse effect on our business, financial condition and results of operations:

  . warning letters,

  . more frequent and rigorous inspections, and

  . suspension of FDA clearance to market certain or all of our products for a period until we meet the specifications.

   During 1998 and 1999 we operated from a 20,000 square feet facility, of which approximately 6,300 square feet was dedicated to manufacturing, warehousing and distribution. In January 2000 we leased an additional building containing 20,000 square feet. In accordance with the restructuring proposal announced in January 2001, we plan on subleasing the second facility for the remaining portion of the lease which ends in February 2002.* At this time due to the recent softening of the local real estate market, there can be no assurance that we will be able to sublease the facility.

   Our direct labor force includes one shift five days per week assembling devices. With minimal additional equipment additions, we could add more shifts increasing the capacity sufficiently to accommodate expected demand for the next 12 months. There can be no assurance that demand will grow in the magnitude that we expect or that we will be able to scale up capacity and volume production in order to meet this demand.

Dependence upon Patents and Proprietary Technology; Risk of Infringement

   In the United States, at December 31, 2000, we had 42 issued patents, and an additional 12 pending patent applications. We also had 5 granted, 9 published and 17 foreign patents. These patents and patent applications relate to our radiofrequency devices and methods for reduction of tissue in the uvula, soft palate, tongue, and coagulation of tissue in the head and neck, and design of our control units and disposable devices. Where we do not have ownership rights over the intellectual property, we may selectively license patents owned by others which we believe will complement the technology and increase the value and strength of our intellectual property portfolio. Our strategy has been to actively pursue patent protection in the United States and foreign jurisdictions for all upper airway disorders that can benefit from use of the Somnoplasty System.

   The patent and trade secret positions of medical device companies, including ours, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application either can be denied or significantly reduced before or after the patent is issued. Consequently, there can be no assurance that any patents from pending applications or from any future patent application will be issued, that the scope of the patent protection will exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by us. Since patent applications are secret until patents are issued in the United States, or corresponding applications are published in other countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to file patent applications for such inventions. In addition, there can be no assurance that competitors, many of which have substantial resources, will not seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Further, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. Litigation or regulatory proceedings, which could result in substantial cost and uncertainty to us, may also be necessary to enforce patent or other intellectual property rights of ours or to determine the scope and validity of other parties' proprietary rights. There can be no assurance that we will have the financial resources to defend our patents from infringement or claims of invalidity.

   We also rely upon unpatented proprietary technology, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to or disclose our proprietary technology or that we can meaningfully protect our rights in such unpatented proprietary technology. Our policy is to require each of our employees, consultants, investigators and advisors to execute a confidentiality agreement upon the commencement of an employment or consulting relationship with us. These agreements generally provide that all inventions conceived by the individual during the term of the relationship shall be our exclusive property and shall be kept confidential and not be disclosed to third parties except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection of our proprietary information in the event of unauthorized use or disclosure of such information.

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

   In addition, patent applications in the United States and foreign jurisdictions are maintained in secrecy for a period after filing. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications. Although we have conducted searches of certain patents issued to other companies, research and academic institutions and others, patents issued and patent applications filed in the United States or internationally relating to medical devices are numerous, and there can be no assurance that current and potential competitors and other third parties have not filed, or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products or processes used or proposed to be used by us. In the event any pending applications provide proprietary rights to third parties relating to products or processes used or proposed to be used by us, we may be required to obtain licenses to patents or proprietary rights of others.

Competition

   The medical device industry is subject to intense competition. The market for products designed to treat upper airway disorders is highly competitive, and we expect competition to increase. Accordingly, our future success will depend in part on our ability to respond quickly to medical and technological change and user preference through the development and introduction of new products that are of high quality and that address patient and physician requirements. In the treatment of habitual snoring, the Somnoplasty System is subject to intense competition from existing products, such as nasal dilators and oral appliances, and surgical procedures, such as LAUP. The U.S. market for the treatment of enlarged turbinates is dominated by pharmacological treatments, such as nasal sprays, and surgical procedures, such as turbinectomies. The U.S. market for products for the treatment of OSAS is currently dominated by CPAP products produced by Healthdyne Technologies Inc., Nellcor Puritan Bennett, Inc., a wholly owned subsidiary of Mallinckrodt Inc., ResMed Inc. and Respironics, Inc. There can be no assurance that the Somnoplasty System will successfully compete with or replace any existing products for these or other indications. Other companies offer products which use radiofrequency for the treatment of upper airway disorders including Elmed, Ellman, and Entec, a division of Arthrocare, Inc. There can be no assurance of our ability to differentiate our products with temperature control feature from these products. This could adversely affect our future business, financial condition and results of operations. Most of our competitors and potential competitors have greater financial, research and development, manufacturing and sales and marketing resources than us. In addition, some of our competitors and potential competitors sell additional lines of products, and therefore can bundle products to offer higher discounts or offer rebates or other incentive programs to gain a competitive advantage. Our inability to compete effectively against existing or future competitors would have a material adverse effect on our business, financial condition and results of operations.

   We believe that the primary competitive factors in the market for treatment of upper airway disorders include regulatory approvals, clinical and patient acceptance, post-operative discomfort, ease of use, product performance, product price, product supply, marketing and sales capability and the enforceability of patent and other proprietary rights. We believe that we are or will be competitive with respect to these factors. Nonetheless, because our products have recently been introduced or are still under development, our relative competitive position in the future is difficult to predict.

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

   The Somnoplasty System received 510(k) clearance on July 17, 1997 for the intended use of coagulation (thermal ablation, tissue volume reduction) of soft tissue, including the uvula and soft palate, and may reduce severity of snoring in some individuals. In December 1997, we received 510(k) clearance to use the Somnoplasty

System for tissue coagulation (thermal ablation) in the inferior turbinates to treat the symptoms of nasal obstruction due to chronic turbinate hypertrophy. In November 1998 we received 510(k) clearance for the use of the Somnoplasty system for the reduction of the incidence of airway obstructions in patients suffering from UARS or OSAS. In May, 2000, we received 510(K) clearance for the Model 2420, (a dual needle device) in combination with the Somnus Control Unit for coagulation of tissue in the head and neck.

   We have made modifications to our cleared devices which we believe do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of our determinations not to submit a new 510(k) notice for any of these changes or would not require us to submit a new 510(k) notice for any of the changes made to the devices. If the FDA requires us to submit a new 510(k) notice for any device modification, we may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA.

   A device that does not qualify for 510(k) clearance is placed in Class III, which is reserved for devices classified by FDA as posing the greatest risk (e.g., life-sustaining, life-supporting or implantable devices, or devices that are not substantially equivalent to a predicate device). A Class III device generally must obtain PMA approval, which requires the manufacturer to establish the safety and effectiveness of the device to the FDA's satisfaction. A PMA must provide extensive preclinical and clinical trial data and also information about the device and our components regarding, among other things, manufacturing, labeling and promotion. As part of the PMA review, the FDA will inspect the manufacturer's facilities for compliance with the Quality System Regulation ("QS Regulations"), which includes elaborate testing, control, documentation and other quality assurance procedures.

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

   If the FDA's evaluation of the PMA is favorable, the FDA typically issues an "approval letter" requiring the applicant's agreement to specific conditions (e.g., changes in labeling) or specific additional information (e.g., submission of final labeling) in order to secure final approval of the PMA application. Once the approval letter is satisfied, the FDA will issue a PMA for approved indications, which can be more limited than those originally sought by the manufacturer. The PMA can include post approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device including, among other things restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approval. The PMA process can be expensive and lengthy, and no assurance can be given that any PMA application will ever be approved for marketing. Even after approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, labeling or manufacturing process.

   We intend to seek 510(k) clearance of the Somnoplasty System for new indications, some of which are associated with the management and treatment of upper airway disorders. These future submissions likely will need to include supporting clinical trial data. There can be no assurance, however, that these new indications will receive 510(k) clearance in a timely fashion, or at all. Delays in market introduction resulting from the 510(k) clearance process could have a material adverse effect on our business, financial condition and results of our operations. If the FDA determines that any of the new indications are not eligible for 510(k) clearance, we will need to seek PMA approval. There can be no assurance that we will submit a PMA for any such indications or that once submitted, the PMA will be accepted for filing, found approvable or, if found approvable, will not include unfavorable restrictions.

   A clinical trial in support of a PMA generally requires an Investigational Device Exemption, or IDE, application approved in advance by the FDA for a limited number of patients. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin if the IDE application is approved by the FDA and the appropriate institutional review boards, or IRBs, at the clinical trial sites. Submission of an IDE application does not give assurance that the FDA will approve the IDE application and, if it is approved, there can be no assurance that the FDA will determine that the data derived from these studies support the safety and efficacy of the device or warrant the continuation of clinical studies. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs without the need for FDA approval. We are sponsoring clinical trials which have been determined by the IRBs at the participating institutions to be nonsignificant risk studies. There can be no assurance however, that the FDA would agree with these determinations and not require us to obtain IDE approval before continuing the studies. During a clinical trial, we are permitted to sell products used for the study for an amount that does not exceed recovery of the costs of manufacture, research, development and handling. Our failure to adhere to regulatory requirements generally applicable to clinical trials or to the conditions of an IDE approval could have a material adverse effect on our business, financial conditions and results of operations, including an inability to obtain marketing clearance or approval for our products.

   Any devices we manufacture or distribute pursuant to FDA clearances or approvals will be subject to pervasive and continuing regulation by the FDA and certain state agencies. We will be subject to routine inspection by the FDA and the California Department of Health Services, or CDHS, and will have to comply with the host of regulatory requirements that usually apply to medical devices marketed in the United States, including labeling regulations, the Quality System Regulations, the Medical Device Reporting, or MDR, regulation and the FDA's prohibitions against promoting products for unapproved or "off-label" uses. In addition, Class II devices, such as our Somnoplasty System, can be subject to additional special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines) that do not apply to Class I devices. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on our business, financial condition and results of operations.

   Our facilities are subject to inspection by regulatory authorities, including the FDA, for compliance with Quality System Regulations. The FDA completed an inspection of our manufacturing facility in April 2000 and the FDA inspector provided a list of observations indicating he believed we were not in full compliance with applicable Quality System Regulations. In addition, in July 2000, the FDA issued us a formal warning letter, which stated that the methods used in, or the facilities or controls used for the manufacture, packaging, storage, or installation of our devices are not in conformance with applicable Quality System Regulations. The issuance of a formal warning letter may materially impact our business, because:

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

   We implemented a plan to take corrective actions to address the FDA's observations and submitted a written response to the FDA Warning Letter. In August 2000, we commissioned an audit of the Quality System Regulations as required by the FDA. The findings of this audit were submitted to the FDA The FDA reinspected our facility in March, 2001. The FDA inspector provided a list of three observations, none of which were identified in the warning letter. We intend on responding to these observations in writing shortly and are in the process of correcting them. The FDA could initiate another inspection to verify that we have corrected these deficiencies. Failure to achieve and maintain compliance with Quality System Regulations could have a significant adverse effect on our ability to continue to manufacture and sell our products, and in the most serious cases could result in the seizure or recall of products, and injunction and/or civil fines.

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

 European Union

   The primary regulatory environment in Europe is that of the European Union, or EU, which consists of 15 countries encompassing most of the major countries in Europe. Certain other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the EU with respect to medical devices. The EU has adopted numerous directives and standards regulating the design, manufacture, clinical trial, labeling, and adverse event reporting for medical devices. The principal directives prescribing the laws and regulations pertaining to medical devices in the EU are the Medical Devices Directive, 93/42/EEC.

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

 Japan

   In July 2000, we secured regulatory "shonin" approval to market our model 1010, 1100, and 1200 devices in Japan. We had previously secured regulatory "shonin" approval to market our S2 control unit in Japan on November 27, 1998.

Third-Party Reimbursement

   We believe that our products will generally continue to be purchased by private practices, clinics, hospitals and sleep clinics. * In the United States, the purchasers of medical devices generally rely on Medicare, Medicaid, private health insurance plans, health maintenance organizations and other sources of reimbursement for health care costs ("Third-Party Payers") to reimburse all or part of the cost of the procedure in which the medical device is being used. Certain Third-Party Payers have a managed-care system in which they contract to provide comprehensive health care for a fixed cost per person. The fixed cost per person established by these Third-Party Payers may be independent of the practice's cost incurred for the specific case and the specific devices used. Medicare and other Third-Party Payers are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products. We have recently been notified that the Health Care Financing Administration, or HCFA, believes that existing coding is appropriate for Medicare reimbursement for the use of the Somnoplasty procedure in treating OSAS/UARS.

   In the United States, we do not anticipate that the Somnoplasty System will be subject to reimbursement for the treatment of habitual snoring. Traditionally, sufferers of snoring have paid for surgical and non-surgical treatment and devices directly. However, the current treatment of OSAS and outpatient surgical procedures for the uvula, soft palate and turbinates are commonly reimbursed by most carriers, and resection of the tongue is reimbursed either as an inpatient or outpatient procedure. Reimbursement is also available in an inpatient setting for the coagulation of tissue in the head and neck which may include tonsils.

   The Somnoplasty System is generally reimbursed for the treatment of enlarged turbinates under existing reimbursement codes. However, there can be no assurance that third-party reimbursement will be available for all such procedures by all third-party payers.

   We believe that the Somnoplasty System is reimbursed for the treatment of base of the tongue for OSAS under existing reimbursement codes, based on physician endorsement and the demonstration of improved quality of life for specific patient groups. We are working to raise the reimbursement level. Quality of life issues will be included in our clinical trials to provide data in support of this reimbursement strategy. There can be no assurance that we will be able to demonstrate improvement in quality of life or that reimbursement will ever be available for our products. Our clinical sites do not reimburse us for the Somnoplasty System control units or disposable devices.

   Although there is still uncertainty regarding the availability of third-party reimbursement for procedures that would use our devices for the treatment of OSAS/UARS (base of tongue), enlarged turbinates, and coagulation of tissue in the head and neck which may include tonsils, these third party payors are currently reviewing our clinical studies to assist in their reimbursement decisions and are beginning to recognize our technology. Failure by private practices, clinics, hospitals, sleep clinics and other potential users of our devices to obtain sufficient reimbursement from Third-Party Payers for the procedures in which our devices are intended to be used could have a material adverse effect on our business, financial condition and results of operations.

   International market acceptance of our current products and those under development may be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government sponsored health care and private insurance. We do not anticipate that use of the Somnoplasty System for treatment of habitual snoring will be a reimbursable expense. We believe that various levels of reimbursement will be available in international markets for treatment of OSAS/UARS (base of tongue), enlarged turbinates, and coagulation of tissue in the head and neck. However, there can be no assurance that any international reimbursement approvals will be obtained in a timely manner, if at all. Failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of our products in the international markets in which such approvals are sought. During 2000, specific reimbursement codes were designated by the Italian Ministry of Health to be used for the FDA cleared treatment of obstruction sleep apnea syndrome, chronic nasal obstruction, and habitual snoring.

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

Employees

   As of December 31, 2000, we employed 108 individuals full time. Of our total work force, 47 employees are engaged in manufacturing, 19 employees are engaged in research and development activities, 25 employees are engaged in sales and marketing activities and 17 employees are engaged in finance and administrative activities. The restructuring plan initiated in January 2001 resulted in a headcount reduction of 10 percent of our employees. Our employees are not represented by a collective bargaining agreement. We believe our relations with our employees are good.

Additional Risk Factors

 Our funds available for operations are low and we will need to either raise additional funds soon which will cause dilution to existing investors, or sell the company.

   We have incurred cumulative operating losses of $59 million, including a net loss of $10.7 million for the year ending December 31, 2000. In addition, our cash, cash equivalents, and short-term investments decreased from $19.9 million at December 31, 1999 to $5.4 million at December 31, 2000. These conditions raise substantial doubt about our ability to continue as a going concern.

   Within the next three months we expect we will raise additional funds through the issuance of equity or debt securities in the public or private markets in order to continue operations, or sell the company.* To this end, we have engaged ING Barings to act as our exclusive financial advisor to provide us with investment banking services and financial advice on strategic opportunities, including raising capital through the sale of stock to the public or to private investors, as well a possible sale of the company. Additional financing and merger opportunities may not be available, or if available, may not be on favorable terms. The availability of financing or merger opportunities will depend, in part, on market conditions, which have been depressed as of late. If we cannot raise sufficient new capital we may be unable to successfully promote or produce products, continue supplying our services, or pay our employees, or vendors any of which could seriously harm our business. Any future equity financing would result in substantial dilution to our stockholders. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, through debt covenants or other restrictions.

 We may fail to meet continued Nasdaq listing standards which would result in a listing on a lesser known market within Nasdaq or a delisting altogether. Any change in market listing may adversely affect our ability to raise capital.

   Under the continued listing standards for inclusion of our stock on the Nasdaq National Market we are required to maintain net tangible assets of $4.0 million. As of December 31, 2000, our net tangible assets were $6.6 million. We are uncertain as to whether we will be able to raise sufficient capital or otherwise increase the assets we own through sales of our products or asset purchases to maintain minimum net tangible assets. There are other Nasdaq maintenance standards as well, including a requirement that our stock cannot close below $1.00 for 30 consecutive trading days. We can give no assurance that our stock will continue to trade above $1.00. If we cannot maintain Nasdaq maintenance standards we may be transferred from the Nasdaq National Market to the Nasdaq Small cap or the pink sheets or delisted altogether. If our stock is removed from the Nasdaq National Market, the liquidity and price of our stock may be adversely affected. As a result, there may be less demand for our stock and we may be unable to raise sufficient capital to funds our operations.

 We have limited experience in selling and marketing our Somnoplasty System. We may be unable to generate significant revenue from the sale or our generators and the revenue resulting from sales of our handpieces may not be significant enough to make us profitable.

   We have only limited experience selling and marketing the Somnoplasty System for the treatment of turbinate hypertrophy (chronic nasal obstruction), soft palate/uvula (habitual snoring), base of tongue (obstructive sleep apnea syndrome/upper airway resistance syndrome), and coagulation of tissue in the head and neck which may include tonsils. The sale of our disposable handpieces may not provide substantial revenue and we may ultimately prove unsuccessful in selling the Somnoplasty System on a direct basis in the United States in sufficient quantities for us to become profitable. Market acceptance of the Somnoplasty System will require us to demonstrate that the cost of our products and procedures are competitive with currently available alternatives. There can be no assurance that we will successfully generate sufficient demand for the Somnoplasty System at the prices at which we currently offer our control units and disposable devices. In the event the required investments were to preclude us from placing sufficient quantities of control units, our ability to sell disposable devices would be limited, which would have a material effect on our business, financial condition and results of operations.

 We have a history of operating losses and we expect those losses to continue.

   We have had significant operating losses since the commencement of our operations in 1996. As of December 31, 2000, we have an accumulated deficit of approximately $59 million. Despite our restructuring plan, we expect those losses to continue based on our current and projected increased sales and marketing, general and administrative, and research and development expenses.* We may never become profitable. Our ability to become profitable depends on many factors, including our ability to achieve market acceptance for the Somnoplasty System, our ability to produce our products consistent with government and regulatory standards, and our ability to obtain reimbursement for both our products and the procedure from healthcare payors.

 We are dependent upon the Somnoplasty System, which has not been available for sufficient time for us to know if it is effective on a long term basis.

   Our success depends upon the market acceptance of the Somnoplasty System for the treatment of turbinate hypertrophy (chronic nasal obstruction), soft palate/uvula (habitual snoring), coagulation of tissue in the head and neck which may include tonsils, and base of tongue (obstructive sleep apnea syndrome/upper airway resistance syndrome). Market acceptance will depend, in the large part, upon the effectiveness of the Somnoplasty System over time. There can be no assurance that the procedure will provide a permanent, curative treatment for patients. Independent factors, such as aging and weight gain, may, over time, lead to the enlargement of tissue in areas previously treated by our procedure. This could result in the need for further treatments, making the procedure a potentially less attractive alternative to existing surgical and non-surgical procedures, which could have a material adverse effect upon our business, financial condition and results of operations.

 We rely on a third party manufacturer as our only supplier of the S-2 control unit and may experience design or production problems and delays as a result.

   The third party manufacturer of our S-2 control unit is our only supplier for this product. The inability of this manufacturer to successfully produce our S-2 control unit consistent with our quality standards and/or on a timely basis may have a material adverse affect on our financial condition and results of operations. In the event this supplier fails to fulfill our product needs, we will be forced to locate alternative suppliers. We can give no assurance that we will be able to locate suitable replacement suppliers. If we are unable to secure adequate manufacturing capacity to meet our supply requirements, our business will be materially harmed.

 We may experience problems with regard to our disposable devices which we manufacture ourselves.

   We currently manufacture our disposable devices in their entirety. We have in the past experienced and we may in the future experience design or production problems and delays as we manufacture these units. In addition, certain parts may be discontinued or placed on allocation by their manufacturers. We have had to qualify alternative vendors when parts could no longer be obtained by the vendor we had been using. We may have to redesign our products to use alternative parts when we switch vendors. These transfers to new vendors can cause delays in our manufacturing operations. Additionally, there can be no assurance that in the future we will be able to have parts specifically manufactured, redesign our products to use other available parts or, qualify alternative vendors, at all or without interrupting our ability to meet customer demand. The inability to react to design or production issues through the manufacturing of special parts, redesign of our products, and the qualification of new vendors could have a material adverse effect on, financial condition and results of operations.

 If our vendors are unable to satisfy our manufacturing requirements our business will be materially harmed.

   The S2 control unit and our disposable devices use electronic components. Our vendors supply the electronic components we require to much larger customers, with whom we have to compete for the limited supply. If we or our third party manufacturer are not able to obtain such components in a timely manner or in quantities necessary to meet our requirements, we may be unable to fulfill orders and may lose customers.

   We have in the past and may in the future have vendors who are unable to supply us with adequate quantities of components. In such a situation, we have to identify and qualify one or more substitute suppliers for these components needs. Incorporating new components or transferring existing components needs to new vendors requires significant time and can cause products shipment delays. In addition, the costs associated with manufacturing our products may increase if we are required to use third party vendors. If we fail to satisfy our manufacturing requirements, our business would be materially harmed.

 Several factors will impact our ability to achieve market acceptance.

   Temperature Controlled Radiofrequency tissue volume reduction in the upper airway is a new and novel development. Market acceptance of this procedure for the treatment of turbinate hypertrophy (chronic nasal obstruction), soft palate/uvula (habitual snoring), coagulation of tissue in the head and neck which may include tonsils and base of tongue (obstructive sleep apnea syndrome/upper airway resistance syndrome) could be adversely affected by numerous factors, including:

  . the lack of availability of third-party reimbursement,

  . cost of the procedure,

  . clinical acceptance,

  . differentiation of our temperature control feature, and

  . effective physician training and patient acceptance.

   Third party reimbursement. Patients do not receive third-party reimbursement for use of the Somnoplasty System in the treatment of habitual snoring. Market acceptance of the Somnoplasty System for the treatment of turbinate hypertrophy (chronic nasal obstruction), coagulation of tissue in the head and neck which may include tonsils and base of tongue (obstructive sleep apnea syndrome/upper airway resistance syndrome) depends, in large part, upon the availability and receipt of an acceptable level of third-party reimbursement for each of those indications, which has not yet been established on a consistent basis. Reimbursement for the treatment of habitual snoring, turbinate hypertrophy (chronic nasal obstruction), coagulation of tissue in the head and neck which may include tonsils and base of tongue (obstructive sleep apnea syndrome/upper airway resistance syndrome) varies significantly depending on the third party payor involved, the region in the United States and type of medical facility where the procedure is performed.

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

   Competition and differentiation of our technology. There can be no assurance that we will be able to successfully differentiate our technology from competing products. In the treatment of habitual snoring, the Somnoplasty System is subject to intense competition from existing products, such as nasal dilators and oral appliances, and surgical procedures, such as LAUP. The U.S. market for products for the treatment of OSAS is currently dominated by CPAP products produced by Healthdyne Technologies Inc, Nellcor Puritan Bennett, Inc., a wholly owned subsidiary of Mallinckrodt Inc., ResMed Inc. and Respironics, Inc. There can be no assurance that the Somnoplasty System will successfully compete with or replace any existing products for these or other indications. Other companies offer products which use radiofrequency for the treatment of upper airway disorders, including Elmed, Ellman, and Entec, a division of Arthrocare, Inc. There can be no assurance of our ability to differentiate our products with temperature control feature from these products.

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

   Patient acceptance. Patient acceptance has been and we believe will continue to be affected by numerous factors, including the possibility that the Somnoplasty procedure may require multiple treatments, which would be not only inconvenient for the patient, but also more costly if not covered by insurance. Patient acceptance of the Somnoplasty System for the treatment of turbinate hypertrophy (chronic nasal obstruction), soft palate/uvula (habitual snoring), coagulation of tissue in the head and neck which may include tonsils and base of tongue (obstructive sleep apnea syndrome/upper airway resistance syndrome) also depend in part upon physician recommendations as well as other factors, including the effectiveness and reliability of the procedure as compared to existing surgical and non-surgical procedures. We have not yet obtained broad acceptance of the Somnoplasty System by the patient community, and there can be assurance that we will achieve such broad acceptance, or that market demand for our system will be sufficient to allow us to achieve profitable operations. In addition, publicity arising from any adverse outcome or other problem occurring in the treatment of a Somnoplasty patient for any reason could materially adversely affect patient demand for the procedure. Failure of the Somnoplasty System, for whatever reason, to achieve significant patient acceptance would have a material adverse effect on our business, financial condition and results of operations.

 Our products could infringe the intellectual property rights of others and lead to costly litigation and/or substantial royalty payments.

   Our competitors or licensors may assert that our products infringe upon their intellectual property. We may be forced to arbitrate or litigate to protect our products from claims of infringement. One of our former licensors has claimed royalty rights on our control unit. We do not believe this claim is valid but cannot assure you that we will not have to pay retroactive and future royalties as a result. We may have to litigate or arbitrate to protect our interests in this matter. Litigation and arbitration are costly pursuits and they consume time that management would otherwise dedicate to building our business. In the event that our products infringe on the intellectual property of others we may be required to pay significant damages.

 We need to develop successful distributor relationships for international sales.

   Our future success will depend, in part, on our ability to enter into and successfully develop strategic and distributor relationships with other parties with respect to the marketing and distribution of our products.

   Following implementation of our restructuring plan, our distributors worldwide are managed out of our headquarters in Sunnyvale, California. We may add additional distributors as necessary to further penetrate markets around the world. *

   The success of our future strategic or distributor relationships will depend on the other parties' ability to perform the role contemplated by us. We may have limited or no control over the resources that any particular strategic party or distributor devotes to our relationship with us. There can be no assurance that we will be successful in locating or finalizing agreements with further qualified parties with whom we could enter into additional strategic or distributor relationships or that any such relationships can be maintained or will ultimately prove beneficial to us. In the event we are not successful in developing such additional relationships, or if such relationships do not prove to be successful, our business, financial condition and results of operations would be materially adversely affected.

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

   We implemented a plan to take corrective actions to address the FDA's observations and submitted a written response to the FDA Warning Letter. In August 2000, we commissioned an audit of the Quality System regulations as required by the FDA. The findings of this audit were submitted to the FDA. The FDA reinspected our facility in March, 2001. The FDA inspector provided a list of three observations, none of which were identified in the warning letter. We intend on responding to these observations in writing shortly. In addition, we are in the process of correcting the deficiencies identified by the FDA. The FDA could initiate another inspection to verify that we have corrected the observations. Failure to achieve and maintain compliance with Quality System regulations could have a significant adverse effect on our ability to continue to manufacture and sell our products, and in the most serious cases could result in the seizure or recall of products, and injunction and/or civil fines.

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

ITEM 2. PROPERTIES

   We lease an approximately 20,000 square foot light industrial facility in Sunnyvale, California, under a lease that terminates in 2002, with an option to extend to 2007. We lease an additional 20,000 square foot light industrial facility in Sunnyvale, California under a lease that terminates in 2002, with an option to extend to 2005. As part of the restructuring plan, we announced in January 2001, we consolidated our operations into one facility. We currently sublease 7,500 square feet of the additional 20,000 square foot facility leased in January 2000 and intend on subleasing the remaining 12,500 square feet of the facility.* At this time due to the weakness in the local real estate market, there can be no assurance that we will be able to sublease the facility. We believe that our current facilities are adequate to meet our requirements for at least the next twelve months of continued operations.

ITEM 3. LEGAL PROCEEDINGS

   We are not party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                   PART III

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our Common Stock has been quoted on the Nasdaq National Market under the symbol SOMN since our initial public offering on November 5, 1997. Prior to such time, there was no public market for the Common Stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of the Common Stock as reported on the NASDAQ National Market:

     Quarter Ended                                               High     Low
     -------------                                             -------- --------
     1999: First Quarter...................................... $  3 7/8 $  2 1/4
     1999: Second Quarter..................................... $  3 1/4 $  2 1/8
     1999: Third Quarter...................................... $ 3 5/16 $  2 1/8
     1999: Fourth Quarter..................................... $  2 3/4 $ 1 7/16
     2000: First Quarter...................................... $  6 3/8 $1 15/16
     2000: Second Quarter..................................... $4 15/16 $ 1 3/16
     2000: Third Quarter...................................... $  5 3/8 $  1 1/2
     2000: Fourth Quarter..................................... $  2 1/4 $    3/8

   As of March 13, 2001, the number of common stockholders of record was 100. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                      Summary Consolidated Financial Data

                                            Years Ended December 31,
                                       --------------------------------------
                                         2000      1999      1998      1997
                                       --------  --------  --------  --------
                                         (in thousands, except per share
                                                    amounts)
Consolidated Statements of Operations
 Data:
Product revenues                       $ 12,062  $ 11,665  $  7,356  $  2,574
Cost of sales.........................    6,373     6,468     5,565     3,110
                                       --------  --------  --------  --------
Gross Margin..........................    5,689     5,197     1,791      (536)
Operating expenses:
  Research and development............    5,587     5,733     8,220     6,033
  Selling, marketing, general and
   administrative.....................   11,548    14,053    14,953     6,741
                                       --------  --------  --------  --------
    Total operating expenses..........   17,135    19,786    23,173    12,774
                                       --------  --------  --------  --------
Loss from operations..................  (11,446)  (14,589)  (21,382)  (13,310)
Interest and other income.............      739     1,439     2,054       553
                                       --------  --------  --------  --------
Net loss.............................. $(10,707) $(13,150) $(19,328) $ 12,757
                                       ========  ========  ========  ========
Net loss per share, basic and
 diluted.............................. $  (0.74) $  (0.92) $  (1.41) $  (3.02)
                                       ========  ========  ========  ========
Shares used in computing net loss per
 share, basic and diluted.............   14,560    14,242    13,717     4,224
                                       ========  ========  ========  ========

                                              Years Ended December 31,
                                         --------------------------------------
                                           2000      1999      1998      1997
                                         --------  --------  --------  --------
                                                   (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents............... $  5,396  $ 14,888  $ 32,280  $ 45,145
Short-term investments..................      --      4,972       --        --
Working capital.........................    4,109    15,138    27,742    43,736
Total assets............................   12,228    24,798    36,512    48,227
Accumulated deficit.....................  (59,039)  (48,332)  (35,182)  (15,854)
Total stockholders' equity..............    6,556    16,825    29,428    45,620

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   We design, develop, manufacture and market innovative medical devices that utilize our proprietary temperature controlled radiofrequency technology for the treatment of upper airway disorders. Our Somnoplasty System provides physicians with a suite of products designed to offer minimally invasive, curative treatment alternatives for disorders of the upper airway, including obstructive sleep apnea syndrome, OSAS, chronic turbinate hypertrophy and habitual snoring, and coagulation of tissue in the head and neck which may include tonsils.

   Our operations in 1996 and 1997 consisted largely of research and development, product engineering, seeking clearance of our products from the Food & Drug Administration, development of a direct sales force in the United States and internationally, and training international distributor employees for distribution of the Somnoplasty System in the European Union, or EU, Australia, Southeast Asia and certain other areas. We commercially introduced the Somnoplasty System internationally, beginning in June 1997. One month later, after receiving 510(k) clearance from the FDA for the use of the Somnoplasty System to treat habitual snoring, we began direct sales of the Somnoplasty System in the United States. We received FDA clearance to treat chronic turbinate hypertrophy in December 1997 and OSAS in November 1998. During the third quarter of fiscal 1998 we established a European headquarters in the Netherlands.

   During 1999, we continued to build our direct sales force in the United States. During the fourth quarter of 1999, we hired a Director of International Sales to manage our distributors in countries other than the United States and Europe. In May, 2000, we received 510(K) clearance for the Model 2420, (a dual needle device) in combination with the Somnus Control Unit for coagulation of tissue in the head and neck. In July 2000, we secured regulatory "shonin" approval to market our model 1010, 1100, and 1200 devices in Japan. We had previously secured regulatory "shonin" approval to market our S2 control unit in Japan on November 27, 1998. In January 2001, we announced a restructuring plan which included the shutdown of the European headquarters in the Netherlands. All international sales activities are managed from our headquarters in Sunnyvale, California.

   We have incurred significant operating losses since the commencement of our operations in 1996. As of December 31, 2000, we have an accumulated deficit of approximately $59 million. We expect those losses to continue based on our current and projected sales and marketing, general and administrative, and research and development expenses.* Because our available funds are low we will either need to raise cash soon or sell the company. We expect to raise additional funds through the issuance of equity or debt, but the consummation of a financing is uncertain.* If we are unable to raise sufficient new funds it is unlikely that we will be able to continue our operations. We may never generate sufficient revenue to sustain our business. Our ability to generate revenue depends on many factors, including our ability to achieve market acceptance for the Somnoplasty System, our ability to produce our products consistent with government and regulatory standards, and our ability to obtain reimbursement for both our products and the procedure from healthcare payors.

   The restructuring plan announced in January 2001 is currently being implemented and is designed to reduce operating expenses by $4,000,000 in fiscal year 2001 and will result in a headcount reduction of approximately 10 percent of our employees.* The plan encompasses the operational components of sales and marketing, manufacturing, certain ongoing clinical programs, and research and development. A restructuring charge for these items is estimated to be between $500,000 to $600,000 and will be recorded in the first quarter of 2001.* Subsequent to estimating the restructuring charge in January 2001, we increased our estimate by $300,000 to $400,000 related to a facilities consolidation, including rent, and the write off of leasehold improvements, necessitated by the recent softening of the local real estate market and resultant uncertainty as to our ability to sublease the facility subsequent to executing the restructuring plan.* This will result in a total expected restructuring charge to be recorded in the first quarter of 2001 of between $800,000 to $1,000,000.

   Product shipments of control units and disposable devices are made directly from our facility in Sunnyvale, California to domestic customers and international distributors. As our installed base of control units has increased, we have continued to receive an increasing percentage of our sales revenue from the sale of disposable handpieces as opposed to the sales of control units. We expect this shift in revenue from control units to handpieces to increase in the future.*

   Our personnel, sales, and scope of operations place considerable strain on our management, financial, manufacturing, and other capabilities, procedures and controls. There can be no assurance that any existing or additional capabilities, procedures, or controls will be adequate to support our operations or that our capabilities, procedures or controls will be designed, implemented or improved in a timely and cost effective manner. Failure to implement and improve and expand such capabilities, procedures and controls in an efficient manner could have a material adverse effect on our business, financial condition and results of operations.

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

Results of Operations

 Net revenues

   Our revenues for 2000 and 1999 were derived primarily from sales of our Somnoplasty System, consisting of the control units and disposable devices, to private practices, hospitals, clinics and sleep clinics. Net revenues increased in 2000 to $12,062,000 from $11,665,000 in 1999 and $7,356,000 in
1998. The year over year increase was $397,000 or 3.4 percent from 1999 to 2000 and $4,309,000 or 59 percent from 1998 to 1999. The increase from 1999 to 2000 is primarily attributable to increased revenue from disposable handpieces due to the higher installed base offset by lower revenue from control units due to a decrease in the average selling price per unit. The increase is also attributable to a lower returns reserve requirement as the average selling price for our control unit declined. The increase from 1998 to 1999 is due to both the increased sale of control units, boosted by the introduction of the S2 control unit during the third quarter of 1998 and increased disposable handpiece shipments driven off the higher installed base and an increased use of disposable devices per control unit. During 2000, about 83 percent of net revenues were attributable to sales to customers in the United States about 17 percent from Europe and the rest of the world. These percentages compare with 1999 figures of approximately 88 percent in domestic sales and 12 percent of sales in Europe and the rest of the world.

   Traditionally, the sale of control units has been the major part of our total revenues. In 1998 about 68 percent of our domestic revenue came from the sale of control units, with disposable handpieces representing about
32 percent of revenue. In 1999, 46 percent of our domestic revenue resulted from sales of control units, with disposable handpieces generating 54 percent of revenue. During 2000, revenue from disposable handpieces as a percentage of total revenue increased dramatically and generated 89 percent of our total revenue with revenue from control units comprising 11 percent of our total revenue.

 Cost of sales and gross profit

   Cost of sales consists of raw materials, subassemblies and completed electronics, quality assurance and warranty costs. Our gross profit increased to $5,689,000 or 47 percent gross margin in 2000, from $5,197,000 or

45 percent gross margin in 1999, and $1,791,000, or 24 percent gross margin in 1998. Gross margin percentage has increased dramatically from 1998 to 2000 as volume and cost reduction efforts contributed to better efficiency in our manufacturing process. The improvement in gross margin is also due to decreased warranty exposure as we continue to move to more company owned control units where no warranty is required as opposed to customer owner units. Cost of sales included a one-time charge of approximately $200,000 relating to certain manufacturing process issues which were experienced in the fourth quarter of 1998. We believe that cost of sales will increase in absolute dollars but may fluctuate as a percentage of revenues depending on volume and product mix.*

 Research and development expenses

   Research and development expenses for 2000 were $5,587,000, compared to $5,733,000 for the prior year, an increase of $146,000 or 2.5 percent. Research and development expenses are comprised of salaries, prototype development costs, costs associated with intellectual property, and clinical trial and regulatory approval expenses. The slight increase in 2000 expenses was primarily due to prototype expenses related to the development of the S1 generator.

   From 1998 to 1999, our research and development expenses decreased from $8,220,000 to $5,733,000. This decrease of $2,487,000 or 30 percent was primarily due to a shifting focus over a wide range of activities. We reduced clinical trial expenses by $659,000, reduced prototype and engineering expenses by $408,000, intellectual property and patent expenses by $556,000 and lowered personnel costs in the research and development category by $578,000. These lower expenses resulted principally from our previously receiving FDA approval for three indications and the introduction of our S2 control unit in 1998, which allowed us to reduce our 1999 activity in research and development.

 Selling, marketing, general and administrative

   Selling, marketing, general and administrative, or SG&A, expenses for fiscal 2000 were $11,548,000 compared to $14,053,000 for 1999 a decrease of approximately, $2,505,000 or 17.8 percent. SG&A expenses consist of sales salaries, sales and marketing expenses, executive salaries, professional fees (including consulting, accounting, legal and risk management), facilities overhead, accounting and human resources and general office administration expenses.

   The decrease from the prior year is primarily attributable to a reduction in personnel, bad debt, and promotional and advertising expenses. The decreased bad debt expense is due primarily to a decrease in the risk profile of our receivables as the average selling price for the initial sale of control units decreased as well as the impact of an increased proportion of receivables from on-going customers, which have a lower risk profile. The decrease in SG&A from 1998 to 1999 results from a decrease in one-time charges incurred in 1998 of approximately $1,600,000 in connection with the transition of our former Chief Executive officer and Chairman of the Board to Chief Technical Officer and Board of Director, severance of our former Chief Financial Officer and certain other executives, offset by increased advertising expenses of about $357,000 and increased investment in the European sales effort of about $268,000.

 Interest and other income

   Interest and other income for 2000 was $739,000, compared to $1,439,000 for 1999 and $2,059,000 for 1998. The decrease from 1999 to 2000 is attributable to a reduction in interest income earned on a decreasing balance of cash, cash equivalents, and short-term investments as well as by nonrecurring technology and documentation fees received from a related party during 1999 not received during 2000. The decrease from 1998 to 1999 is attributable to a reduction in interest income earned on a decreasing balance of cash, cash equivalents, and short-term investments.

 Net loss

   The net loss was $10,707,000 for 2000, $13,150,000 for 1999, and
$19,328,000 for 1998. We expect that our operating losses will continue for at least the next couple of years.

Income Taxes

   As of December 31, 2000, we had federal and state net operating loss carryforwards of approximately $50,700,000 and $22,900,000, respectively. We also had federal and California research and development tax credit carryforwards of approximately $900,000 and $500,000, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2011 through 2019, if not utilized. The state of California net operating losses will expire at various dates beginning in 2001 through 2004, if not utilized. The deferred tax asset on the balance sheet has been fully offset by a valuation allowances.

Liquidity and Capital Resources

   Since inception through December 31, 2000, we have financed our operations primarily through the private placement of equity securities, bank loans, lease lines of credit, stockholder loans and our November, 1997 IPO. From inception, we raised approximately $16,400,000 in net proceeds from private equity financing. We raised an additional $43,800,000 from our IPO, net of costs of $4,500,000.

   Cash and cash equivalents at December 31, 2000 were $5,396,000 compared to $19,860,000 at December 31, 1999.

   Net cash used in operating activities was approximately $13,198,000 for the year ended December 31, 2000, compared to $11,695,000 for 1999 and $12,438,000 in 1998. Net cash used in operating activities differs from our net loss for these comparison periods primarily due to non-cash charges associated with the amortization of deferred compensation, the depreciation of property and equipment, and other changes in operating assets and liabilities. The increase in net cash used in operating activities from 1999 to 2000 is primarily attributable to an increase in inventory, decrease in accrued compensation, and a decrease in deferred revenue offset by a decrease in net loss.

   Net cash provided by investing activities was approximately $3,337,000 for 2000, compared to net cash used in investing activities of $5,748,000 for 1999 and $752,000 for 1998. The increase from 1999 to 2000 is due to the maturity of short term investments offset by an increase in capital expenditures for demonstration control units. The increase in net cash used in investing activities from 1998 to 1999 was due to the purchase of short-term investments in 1999.

   Net cash provided by financing activities was approximately $369,000 for the year ended December 31, 2000, compared to $51,000 for 1999 and $325,000 in 1998. The increase in net cash provided by financing activities from 1999 to 2000 is due to an increase in stock option exercises in 2000 as well the repurchase of common stock in 1999 of $289,000 that did not occur in 2000. The decrease in net cash provided by financing activities from 1998 to 1999 is due to the repurchase of common stock of $289,000 during 1999 that did not occur in 1998.

   We recorded deferred stock compensation expense for the difference between the exercise price and the fair value of our Common Stock for certain options granted and related to the severance of former executives including our Chief Executive Officer and our Chief Financial Officer. Deferred stock compensation is fully amortized at December 31, 2000. We amortized deferred compensation expenses of approximately $69,000 in the twelve months ended December 31, 2000 compared to $496,000 and $2,811,00 for the respective 1999 and 1998 periods.

   At December 31, 2000, our principal sources of liquidity consisted of $5,396,000 in cash and cash equivalents and short term investments. There were no other material unused sources of liquid assets at December 31, 2000.

   We currently anticipate that our capital expenditure requirements will be approximately $1,500,000 for the next twelve months.* These requirements relate primarily to the production of control units for placement with customers under our placement sales program and demonstration S1 and S2 control units to be used by sales representatives.

   In October 1998, we announced that our board of directors has authorized a stock repurchase program permitting the purchase of up to 1,000,000 shares, at up to $5.00 per share, of our common stock in the open market. We did not repurchase any shares in 1998. During 1999 we repurchased 100,000 shares expending a total of $289,000 under the program. There were no purchases under this program in 2000.

   Our existing resources will only be sufficient capital to support our operations for a few months.* We have incurred cumulative operating losses of $59 million, including a net loss of $10.7 million for the year ending December 31, 2000. In addition, our cash, cash equivalents, and short-term investments decreased from $19.9 million at December 31, 1999 to $5.4 million at December 31, 2000. These conditions raise substantial doubt about our ability to continue as a going concern.

   Within the next three months we expect we will either raise additional funds through the issuance of equity or debt securities in the public or private markets in order to continue operations, or sell the company.* To this end, we have engaged ING Barings to act as our exclusive financial advisor to provide us with investment banking services and financial advice on strategic opportunities, including raising capital through the sale of stock to the public or to private investors, as well a possible sale of the company. Additional financing and merger opportunities may not be available, or if available, may not be on favorable terms. The availability of financing or merger opportunities will depend, in part, on market conditions, which have been depressed as of late. If we cannot raise sufficient new capital we may be unable to successfully promote or produce products, continue supplying our services, or pay our employees, or vendors any of which could seriously harm our business. Any future equity financing would result in substantial dilution to our stockholders. If we raise additional funds by issuing debt, we may be subject to limitations on our operations through debt covenants or other restrictions.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Somnus Medical Technologies, Inc.

   We have audited the accompanying consolidated balance sheets of Somnus Medical Technologies, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14
(A) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Somnus Medical Technologies, Inc. at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred cumulative operating losses of $59 million (including a net loss of $10.7 million in the year ending December 31, 2000). In addition, the Company's cash, cash equivalents and short-term investments decreased from $19.9 million at December 31, 1999 to $5.4 million at December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets on the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          /s/ Ernst & Young LLP

Palo Alto, California
January 30, 2001

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents................................ $  5,396  $ 14,888
  Short-term investments...................................      --      4,972
  Accounts receivable, net of allowances of $258 and $724
   in 2000 and 1999, respectively..........................    1,895     1,906
  Inventories..............................................    2,066     1,181
  Other current assets.....................................      424       164
                                                            --------  --------
      Total current assets.................................    9,781    23,111
Property and equipment.....................................    2,359     1,603
Other assets...............................................       88        84
                                                            --------  --------
                                                            $ 12,228  $ 24,798
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
  Accounts payable......................................... $  2,041  $  1,623
  Accrued liabilities......................................      940     1,442
  Accrued compensation.....................................    1,357     2,167
  Accrued warranty.........................................      477       907
  Accrued clinical costs...................................      430       547
  Deferred revenue.........................................      427     1,287
                                                            --------  --------
      Total current liabilities............................    5,672     7,973
Commitments
Stockholders' equity:
  Preferred stock, 5,000,000 shares authorized, par value
   $0.001 per share, no shares were outstanding in 2000 and
   1999....................................................      --        --
  Common stock, 20,000,000 shares authorized, par value
   $0.001 per share, shares issued and outstanding:
   14,805,381 and 14,402,198 shares in 2000, and 1999
   respectively............................................       15        14
  Additional paid-in capital...............................   65,580    65,332
  Deferred stock compensation..............................      --       (189)
  Accumulated deficit and accumulated comprehensive loss...  (59,039)  (48,332)
                                                            --------  --------
      Total stockholders' equity...........................    6,556    16,825
                                                            --------  --------
                                                            $ 12,228  $ 24,798
                                                            ========  ========

                            See accompanying notes.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
Product revenues................................ $ 12,062  $ 11,665  $  7,356
Cost of sales...................................    6,373     6,468     5,565
                                                 --------  --------  --------
Gross Margin....................................    5,689     5,197     1,791
Operating expenses:
  Research and development......................    5,587     5,733     8,220
  Selling, marketing, general and
   administrative...............................   11,548    14,053    14,953
                                                 --------  --------  --------
Total operating expenses........................   17,135    19,786    23,173
                                                 --------  --------  --------
Loss from operations............................  (11,446)  (14,589)  (21,382)
Interest and other income.......................      739     1,439     2,054
                                                 --------  --------  --------
Net loss........................................ $(10,707) $(13,150) $(19,328)
                                                 ========  ========  ========
Net loss per share, basic and diluted........... $  (0.74) $  (0.92) $  (1.41)
                                                 ========  ========  ========
Shares used in computing net loss per share,
 basic and diluted..............................   14,560    14,242    13,717
                                                 ========  ========  ========


                            See accompanying notes.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                  Accumulated
                                                                  Deficit and
                          Common Stock   Additional   Deferred    Accumulated     Total
                          --------------  Paid-In      Stock     Comprehensive Stockholders
                          Shares  Amount  Capital   Compensation     Loss         Equity
                          ------  ------ ---------- ------------ ------------- ------------
Balances at December 31,
 1997...................  13,445     13    64,782      (3,321)      (15,854)       45,620
Issuance of common stock
 upon exercise of stock
 options for cash.......     479      1       178         --            --            179
IPO issuance costs......     --     --       (127)        --            --           (127)
Deferred Compensation
 related to stock option
 grants.................     --     --        817        (817)          --            --
Amortization of deferred
 compensation...........     --     --        --        2,811           --          2,811
Reduction of deferred
 compensation upon
 cancellation of option
 grants.................     --     --       (877)        877           --            --
Issuance of shares under
 Employee Stock Purchase
 Plan...................      65    --        273         --            --            273
Net loss and
 comprehensive loss.....     --     --        --          --        (19,328)      (19,328)
                          ------   ----   -------     -------      --------      --------
Balances at December 31,
 1998...................  13,989     14    65,046        (450)      (35,182)       29,428
Issuance of common stock
 upon exercise of stock
 options for cash.......     409    --        116         --            --            116
Amortization of deferred
 compensation...........     --     --        --          261           --            261
Acceleration of unvested
 options................     --     --        235         --            --            235
Repurchase of common
 stock..................    (100)   --       (289)        --            --           (289)
Issuance of shares under
 Employee Stock Purchase
 Plan...................      88    --        189         --            --            189
Issuance of shares under
 the Patent Incentive
 Program................      16    --         35         --            --             35
Net loss and
 comprehensive loss.....     --     --        --          --        (13,150)      (13,150)
                          ------   ----   -------     -------      --------      --------
Balances at December 31,
 1999...................  14,402   $ 14   $65,332     $  (189)     $(48,332)     $ 16,825
Issuance of common stock
 upon exercise of stock
 options for cash.......     275      1       145         --            --            146
Amortization of deferred
 compensation...........     --     --        --           69           --             69
Reduction of deferred
 compensation upon
 cancellation of option
 grants.................     --     --       (120)        120           --            --
Issuance of shares under
 Employee Stock Purchase
 Plan...................     128    --        223         --            --            223
Net loss and
 comprehensive loss.....     --     --        --          --        (10,707)      (10,707)
                          ------   ----   -------     -------      --------      --------
Balances at December 31,
 2000...................  14,805     15   $65,580     $   --       $(59,039)     $  6,556
                          ======   ====   =======     =======      ========      ========


                            See accompanying notes.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Cash flows used in operating activities
  Net loss....................................... $(10,707) $(13,150) $(19,328)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Amortization of deferred compensation........       69       496     2,811
    Depreciation.................................      879       774       716
    Net book value of property, plant and
     equipment retirements.......................      --        --        257
  Changes in operating assets and liabilities:
    Other current assets.........................     (260)      247      (111)
    Accounts receivable..........................       11      (577)     (667)
    Inventories..................................     (885)     (375)     (570)
    Other noncurrent assets......................       (4)        1       (23)
    Accounts payable, accrued liabilities and
     accrued warranty............................     (514)      277     2,041
    Accrued compensation.........................     (810)      309     1,349
    Accrued clinical costs.......................     (117)     (128)      406
    Deferred revenue.............................     (860)      431       681
                                                  --------  --------  --------
      Net cash used in operating activities......  (13,198)  (11,695)  (12,438)
Cash flows used in investing activities
  Purchase of short-term investments.............      --     (4,972)      --
  Maturity of short-term investments.............    4,972       --        --
  Capital expenditures...........................   (1,635)     (776)     (752)
                                                  --------  --------  --------
      Net cash provided by (used in) investing
       activities................................    3,337    (5,748)     (752)
Cash flows provided by financing activities
  Net proceeds from issuance of common stock.....      369       340       325
  Repurchase of common stock.....................      --       (289)      --
                                                  --------  --------  --------
      Net cash provided by financing activities..      369        51       325
                                                  --------  --------  --------
Net decrease in cash and cash equivalents........   (9,492)  (17,392)  (12,865)
Cash and cash equivalents at beginning of
 period..........................................   14,888    32,280    45,145
                                                  --------  --------  --------
Cash and cash equivalents at end of period....... $  5,396  $ 14,888  $ 32,280
                                                  ========  ========  ========

                            See accompanying notes.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 Organization, Ownership and Business

   Somnus was incorporated in Delaware on January 19, 1996. The Company designs, develops, manufactures and markets medical devices that utilize proprietary radiofrequency technology for the management and treatment of upper airway disorders. The Company's Somnoplasty System is intended to offer minimally-invasive, curative treatment alternatives for disorders of the upper airway, including habitual snoring, obstructive sleep apnea syndrome, chronic turbinate hypertrophy, and coagulation of tissue in the head and neck which may include tonsils.

 Going concern and liquidity

   The financial statements have been prepared on a going concern basis. The Company has incurred cumulative operating losses of $59 million, including a net loss of $10.7 million for the year ending December 31, 2000. In addition, the Company's cash, cash equivalents, and short-term investments decreased from $19.9 million at December 31, 1999 to $5.4 million at December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

   Somnus expects within the next three months that it will raise additional funds through the issuance of equity or debt securities in the public or private markets in order to continue operations, or sell the company. To this end, the Company has engaged ING Barings to act as its exclusive financial advisor to provide it with investment banking services and financial advice on strategic opportunities, including raising capital through the sale of stock to the public or to private investors, as well a possible sale of the company. Additional financing and merger opportunities may not be available, or if available, may not be on favorable terms. The availability of financing or merger opportunities will depend, in part, on market conditions, which have been depressed as of late. If Somnus cannot raise sufficient new capital, the Company may be unable to successfully promote or produce products, continue supplying its services, or pay its employees, any of which could seriously harm its business. Any future equity financing would result in substantial dilution to the Company's stockholders. If Somnus raises additional funds by issuing debt, it may be subject to limitations on its operations, through debt covenants or other restrictions.

 Basis of Presentation

   The consolidated financial statements include the accounts of Somnus Medical Technologies, Inc. and our wholly owned subsidiaries, Somnus Medical Technologies Pty. Ltd, Somnus Medical Technologies, B.V., and Somnus France, SARL after elimination of all material intercompany balances and transactions.

 Reclassifications

   Certain prior year amounts have been reclassified to conform to the current year presentation.

 Revenue Recognition

   Somnus recognizes revenue at the time products are shipped or, for sales which are financed through third parties, upon acceptance from a third party leasing company of a customer lease and the related equipment. For product shipments to our international distributors made under agreements that do not provide for right of return or price protection, revenue is recognized upon shipment to the final customer. Allowances for product returns are provided at the time of revenue recognition.

 Dependence on Single-Source Suppliers

   During 2000, the Company transitioned the production of the control unit to a subcontractor. The subcontractor is a single source supplier. Certain components continue to be purchased from single-source

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

suppliers. Establishing additional or replacement suppliers for such control unit or certain of the components used in our products, if required, may not be accomplished quickly and could involve significant additional costs. Any supply interruption from suppliers or failure of Somnus to obtain alternative suppliers for the control unit or such components would limit its ability to manufacture and sell its products and would have a material adverse effect on its business, financial condition and results of operations.

 Net Loss Per Share

   Basic and diluted net loss per share has been calculated using the weighted average common shares outstanding during the periods presented. We have securities outstanding that could dilute earnings per share in the future that were not included in the computation of net loss per share in the periods presented as their effect is antidilutive. For additional disclosures regarding potentially dilutive stock options and warrants, see Note 7.

 Stock Based Compensation

   The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations because the Company believes the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, (FAS 123) requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

   Somnus periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less disposal costs.

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

 Advertising Expenses

   The Company expenses the costs of advertising as incurred. For the years ended December 31, 2000, 1999, and 1998 advertising expenses were $252,000, $865,000, and $129,000, respectively.

 Segment Information

   Somnus has organized the business in one operating segment which includes activities relating to development, manufacturing and marketing of medical devices that utilize proprietary temperature controlled radiofrequency technology for the management and treatment of upper airway disorders. Substantially all of the Company's assets are in the United States and through December 31, 2000, the Company has derived its revenue primarily from its operations in the United States.

 New Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

2. Financial Instruments

   The following is a table of available-for-sale securities (in thousands):

                                                               December 31,
                                                             ------------------
                                                              2000      1999
                                                             -------  ---------
   Money market funds....................................... $ 5,396  $   4,694
   Certificates of deposit..................................     --       2,988
   Commercial paper.........................................     --      11,910
                                                             -------  ---------
                                                               5,396     19,592
   Amounts classified as cash equivalents...................  (5,396)  (14,620)
                                                             -------  ---------
   Short-term investments................................... $   --   $   4,972
                                                             =======  =========

   Available for sale securities are recorded at amortized cost, which approximates market value.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

3. Property and Equipment

   Property and equipment consisted of the following (in thousands):

                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
   Machinery and equipment...................................  $ 2,132  $ 1,239
   Computer equipment........................................    1,189    1,140
   Furniture and fixtures....................................    1,007      628
   Leasehold improvements....................................      310      134
   Purchased software........................................      440      404
                                                               -------  -------
                                                                 5,078    3,545
   Less accumulated depreciation and amortization............   (2,719)  (1,942)
                                                               -------  -------
   Property and equipment, net...............................  $ 2,359  $ 1,603
                                                               =======  =======

4. Inventories

   Inventories consisted of the following (in thousands):

                                                                   December 31,
                                                                   -------------
                                                                    2000   1999
                                                                   ------ ------
   Raw materials.................................................. $1,204 $  406
   Work-in-process................................................    290    214
   Finished goods.................................................    572    561
                                                                   ------ ------
                                                                   $2,066 $1,181
                                                                   ====== ======

5. Commitments

   We lease two facilities in Sunnyvale, California under operating lease agreements which expire on March 31, 2002, and February 28, 2002, respectively.

   Future payments under non-cancelable operating lease arrangements at December 31, 2000 are as follows:

                                                          Gross   Lease
                                                          Lease  Sublease  Net
                                                          Amount Proceeds Amount
                                                          ------ -------- ------
   Years ending December 31 (in thousands):
   2001.................................................. $  837  $(209)   $628
   2002 .................................................    177  $( 18)   $159
                                                          ------  ------   ----
     Total minimum payments.............................. $1,014  $(227)   $787
                                                          ======  ======   ====

   Rent expense for the years ended December 31, 2000, 1999, and 1998 was approximately $686,000, $499,000, and $417,000, respectively.

   The Company has non-cancelable purchase order commitments totaling $1,387,575 at December 31, 2000, relating both to the purchase of component parts required to manufacture disposable handpieces and completed control units.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

6. Related Party Transactions

   During 1998, we issued 5,000 warrants in connection with a previous financing in exchange for services provided by an entity associated with a member of the board of directors. The warrants have a five-year term at an exercise price of $3.00 per share. The fair value of these warrants is not material to these financial statements.

   In December 1998, we granted a non-exclusive, worldwide right and license to a company affiliated with a stockholder and certain members of the board of directors to manufacture, use and sell RF control units based on the licensed technology to treat structures, organs and tissues of the digestive tract and specifically excludes treatment of any body structure located above the upper esophageal sphincter. Under this agreement, we received shares of Series A Preferred Stock of that Company. We also received a technology license fee payable in two installments in December 1998 and in February 1999. Documentation fees for design and manufacturing were received in 1999. The agreement also provides for reimbursement of 50% of an engineer's time commencing December 1998 and the provision of up to 20 control unit kits. No kits had been purchased as of December 31, 1998. During 1999, sales of kits to this related party of $445,000 were included in total revenues. Somnus shall receive a royalty on all RF control units using this technology, sold by the licensee.

   The Company's former Chairman of the Board received a consulting fee of $83,000 during 2000 and $100,000 during 1999.

7. Stockholders' Equity

 Preferred Stock

   In November 1998, Somnus announced the adoption of a Preferred Shares Purchase Agreement (the "agreement"). Pursuant to the agreement, there is a dividend distribution of one Preferred Share Purchase Right (the "Right" and collectively the "Rights") on each outstanding share of the Company's common stock. Each right entitles stockholders to buy one one-thousandth of a share of Preferred Stock at an exercise price of $18.00. The Rights become exercisable following the tenth day after a person or group announces acquisition of, or commencement of a tender offer which would result in the acquisition of 15% or more of our common stock. Subject to certain restrictions, the Company is entitled to redeem the Rights at $0.001 per Right at any time before they become exercisable. Subject to certain restrictions, at any time after an event triggering exercisability of the Rights at a discounted price and prior to the acquisition by the acquiring person of 50% or more of the outstanding common stock, the Board of Directors of Somnus may exchange the Rights (other than those owned by the acquiring person or our affiliates) for Common Stock of Somnus at an exchange ratio of one share of Common Stock per Right.

 Warrants

   In connection with equipment term loans in 1996, the Company issued warrants to purchase 37,500 shares at $1.00 per share and 25,000 shares at $3.00 per share. These warrants may be exercised at any time prior to June 24, 2006 and October 1, 2001, respectively. The values of these warrants were determined by Somnus to be immaterial for financial statement purposes. All originally issued warrants were outstanding at December 31, 2000, 1999 and 1998.

 Common Stock

   At December 31, 2000 Somnus has reserved approximately 4,637,914 shares of common stock for future issuance under all stock option plans, stock purchase plans, and outstanding warrants.

   In October 1998, the Company announced that its board of directors had authorized a stock repurchase program permitting the purchase of up to 1,000,000 shares, at up to $5.00 per share, of our common stock in the

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

open market. During 1998 and 2000, no shares had been repurchased by Somnus. During 1999, Somnus repurchased 100,000 shares for $289,000.

 1996 Stock Plan

   Under the Company's 1996 Stock Plan (the "plan"), which was adopted in March 1996, options may be granted for common stock or common stock may be issued, pursuant to actions by the board of directors, to eligible participants. Options granted are either incentive stock options or nonstatutory stock options and are exercisable within the times or upon the events determined by the board of directors as specified in each option agreement. Incentive stock options granted under the Plan are at prices not less than 100% of the fair value at the date of grant, as determined by the board of directors. Nonstatutory options granted under the plan are at prices not less than 85% of the fair value on the date of the grant. Stock options granted to a 10% stockholder shall not be less than 110% of the fair value at the date of grant. Stock sold under issuances are subject to repurchase by Somnus upon termination of the purchaser's employment or services at the price paid upon issuance. Options granted generally vest over a period of four years, with 25% of the options vesting on the first anniversary of the grant, and the remaining shares continue to vest 1/48 monthly over the remaining period. The term of the option is ten years. As of December 31, 2000, a total of 3,806,504 shares of common stock have been reserved for issuance under the Plan with 303,822 available for grant.

 1997 Director Option Plan

   In August 1997, the Company's Board of Directors (the "Board") adopted the 1997 Director Option Plan ("Director Option Plan"). A total of 435,000 shares of common stock have been reserved for issuance under the Director Option Plan which provides for the grant of nonstatutory options to non-employee directors of the Company with 305,000 shares available for grant.

 1997 Employee Stock Purchase Plan

   In August 1997, the Board of Directors adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan"), which is designed to allow eligible employees of Somnus to purchase shares of common stock at semiannual enrollment intervals through their periodic payroll deductions. The Purchase Plan has been implemented in a series of successive offering periods, each with a maximum duration of 24 months. Eligible employees can have up to 10% of their base salary deducted that is to be used to purchase shares of common stock on specific dates determined by the Board of Directors provided that in no event shall an employee be permitted to purchase during each purchase period more than 2,500 shares of our common stock, subject to a maximum of $25,000 worth of common stock per calendar year. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. A total of 328,910 shares have been reserved for issuance under this plan with 47,049 shares available for purchase. The Company does not recognize compensation cost related to employee purchase rights under the Purchase Plan.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

   The following table summarizes stock option activity (shares in thousands):

                                                   Outstanding Stock Options
                                                 ------------------------------
                                                           Weighted   Weighted
                                                            Average   Average
                                                           Exercise     Fair
                                        Shares   Number of   Price     Value
                                       Available  Shares   Per Share Grant Date
                                       --------- --------- --------- ----------
Balance at December 31, 1997..........     782     2,437     $2.12
  Additional shares authorized for
   issuance...........................   1,250       --
  Options granted.....................  (1,547)    1,547     $4.88     $3.25
  Options exercised...................     --       (479)    $0.42
  Options canceled....................     893      (893)    $6.22
                                        ------     -----     -----
Balance at December 31, 1998..........   1,378     2,612     $2.70
  Additional shares authorized for
   issuance...........................     937       --
  Options granted.....................  (2,015)    2,015     $2.37     $ .85
  Options exercised...................     --       (410)    $0.26
  Options canceled....................     796      (796)    $2.69
                                        ------     -----     -----
Balance at December 31, 1999..........   1,096     3,421     $2.80
                                        ======     =====     =====
  Options granted.....................  (1,115)    1,115     $2.02     $ .75
  Options exercised...................     --       (275)    $ .93
  Options canceled....................     628      (628)    $2.78
                                        ======     =====     =====
Balance at December 31, 2000..........     609     3,633     $2.71
                                        ======     =====     =====

   The following table summarizes information about options outstanding at December 31, 2000 (shares in thousands):

                               Options Outstanding                       Exercisable Options
                             ------------------------ Weighted Average ------------------------
                                          Weighted       Remaining                  Weighted
                             Number of    Average     Contractual Life Number of    Average
   Range of Exercise Price    Shares   Exercise Price    (in Years)     Shares   Exercise Price
   -----------------------   --------- -------------- ---------------- --------- --------------
   $ .30--1.97.............      970       $1.11            9.30           146       $1.07
    2.00--3.25.............    1,877        2.66            7.48           858        2.79
    3.38--3.75.............      446        3.51            7.82           244        3.46
    4.13--10.00............      340        6.43            7.53           200        7.31
                               -----                                     -----
   $ .30--10.75............    3,633       $2.71            8.01         1,448       $3.36
                               =====                                     =====

   On September 18, 1998, Somnus effected an option exchange program to allow employees (excluding executive officers) to exchange 436,168 options to purchase shares with an exercise price between $7.50 and $10.75 for options with an exercise price of $3.375 (the fair value of our stock on September 18, 1998). All of the re-priced options continue to vest under the original terms of the option grants. In exchange for the offer to re-price stock options, employees agreed to a moratorium on exercising re-priced options until September 18, 1999. Additionally, if an employee voluntarily terminated employment with Somnus prior to September 18, 1999, all vested shares at the date of termination relating to re-priced stock options would be canceled and forfeited.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

 Pro Forma Disclosures

   The Company elected to follow APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Somnus, under APB No. 25, generally does not recognize compensation expense as the exercise price of its employee stock options equals the market price of the underlying stock on the date of the grant.

   Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company accounted for its employee stock options granted subsequent to December 31, 1995 under the fair value method of this statement.

   The fair value of options granted in 2000, 1999 and 1998 were estimated at the date of grant using the minimum value method, assuming no dividends, an expected life of four years, volatility of 1.55 for 2000, 1.12 for 1999, .70 for 1998, and a risk free interest rate of 6.0% for 2000, and for 1999, and 5.2% for 1998.

   Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No.123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period (for stock options) and the six month purchase period for stock purchases under the Stock Purchase Plan. Our pro forma information is as follows (in thousands, except per share amounts):

                                                  Year Ended December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
   Pro forma net loss........................... $(11,865) $(15,065) $(21,818)
   Pro forma basic and diluted net loss per
    share....................................... $   (.82) $  (1.06) $  (1.60)

   Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, the Company's pro forma effect will not be fully reflected until subsequent years. The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures in future years.

 Stock Compensation

   During the fiscal year ended December 31, 1998, Somnus recorded deferred compensation with respect to stock options granted to consultants and as a result of changing the vesting terms of certain employee stock options totaling $817,000. Deferred compensation recorded is amortized over the period that the options vest and is adjusted for options which have been canceled. There were no significant grants of stock options to consultants in 1999 or 2000. Deferred compensation expense was $69,000, $261,000, and $2,811,000 respectively, during 2000, 1999, and 1998.

8. Employee Benefit Plan

   The Company has a 401(k) Plan which stipulates that all full-time employees can elect to contribute to the 401(k) Plan, beginning on the first of the month following the start of their employment. Participants may contribute up to 15% of salary on a pretax basis subject to certain limitations. The Company has the option to provide matching contributions but has not done so to date.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

9. Income Taxes

   As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $50,700,000 and $22,900,000, respectively. The Company also had $900,000 of federal and $500,000 of California research and development tax credit carryforwards. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2011 through 2019, if not utilized. The state of California net operating losses will expire at various dates beginning in 2001 through 2004, if not utilized.

   Utilization of the Company's net operating loss carryforwards and credits may be subject to an annual limitation due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

                                                               December 31,
                                                             ------------------
                                                               2000      2001
                                                             --------  --------
   Deferred Tax Assets:
     Net operating loss carry forwards...................... $ 18,600  $ 14,900
     Research and other credits.............................    1,400     1,100
     Capitalized research expenses..........................      500     1,200
     Other..................................................    1,600     1,200
                                                             --------  --------
   Total Deferred Tax Assets................................ $ 22,100  $ 18,400
   Valuation Allowance......................................  (22,100)  (18,400)
                                                             --------  --------
   Net Deferred Taxes....................................... $    --   $    --
                                                             ========  ========

   Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $3,700,000, $5,800,000, and $6,800,000 during the years ended December 31, 2000, 1999, and 1998.

10. Subsequent Events (Unaudited)

   In January, 2001, the Company announced a restructuring plan that is currently being implemented. The plan is designed to reduce operating expenses by $4,000,000 in fiscal year 2001 and will result in a headcount reduction of approximately 10 percent of its employees. The plan encompasses the operational components of sales and marketing, manufacturing, certain ongoing clinical programs, and research and development. A restructuring charge for these items is estimated to be between $500,000 to $600,000 and will be recorded in the first quarter of 2001. Subsequent to estimating the restructuring charge in January 2001, we increased our estimate by $300,000 to $400,000 related to a facilities consolidation, including rent, and the write off of leasehold improvements necessitated by the recent softening of the local real estate market and resultant uncertainty as to the Company's ability to sublease the facility subsequent to executing the restructuring plan. This will result in a total expected restructuring charge to be recorded in the first quarter of 2001 of between $800,000 to $1,000,000.

   In March 2001, we entered in an agreement with a third party original equipment manufacturer for the production of our S1 control unit. This agreement provides for minimum purchase commitments of $122,500. In

                       SOMNUS MEDICAL TECHNOLOGIES, INC.

connection with their agreement, we issued a standby letter of credit of $50,000 in favor of the third party original equipment manufacturer.

11. Summarized Quarterly Data (Unaudited)

   The following table sets forth certain consolidated statement of operations data for each of the eight quarters beginning with the quarter ended March 31, 1999 through the quarter ended December 31, 2000. This quarterly information is unaudited, but has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments necessary for a fair representation of the information for the periods presented.

                                                            Three Months Ended
                         -------------------------------------------------------------------------------------------
                                    June                                          June
                         March 31,   30,    September 30, December 31, March 31,   30,    September 30, December 31,
                           1999     1999        1999          1999       2000     2000        2000          2000
                         --------- -------  ------------- ------------ --------- -------  ------------- ------------
Statement of Operations
 Data:
Net revenue.............  $ 2,342  $ 2,967     $ 3,175      $ 3,181     $ 3,201  $ 3,003     $ 2,937      $ 2,921
Gross margin............      836    1,301       1,634        1,426       1,322    1,200       1,525        1,639
Loss from operations....   (4,671)  (3,774)     (3,087)      (3,097)     (3,075)  (3,226)     (2,876)      (2,270)
Net loss................  $(4,139) $(3,444)    $(2,788)     $(2,787)    $(2,810) $(3,037)    $(2,713)     $(2,147)
Net loss per share,
 basic and diluted......  $ (0.29) $ (0.24)    $ (0.19)     $ (0.19)    $ (0.19) $ (0.21)    $ (0.19)     $ (0.15)
Weighted-average shares
 us in computing loss
 per share, basic and
 diluted................   14,077   14,211      14,324       14,357      14,420   14,522      14,589       14,706

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers of the Registrant, who are elected by the board of directors, are as follows:

         Name          Age                       Position
         ----          ---                       --------
 John G. Schulte......  52 Chief Executive Officer and President

 Robert D. McCulloch..  39 Vice President Finance, Chief Financial Office and
                            Chief Information Officer (Principal Financial and
                            Accounting Officer)

 Robert D. Campbell...  46 Vice President, Sales and Marketing

 Edward H. Luttich....  45 Vice President, Research and Development

 Kathryn A. Grenier...  45 Vice President, Clinical and Regulatory Affairs

 Brad L. Steadman.....  44 Vice President, Manufacturing

 Dominic Vogt.........  39 Vice President, International Sales

--------

   John G. Schulte has served as our President, Chief Executive Office and Director since January 1999. From 1997 through 1998, Mr. Schulte was President, Surgical Products Division of Genzyme Corporation. From 1996 to 1997, he was Senior Vice President and General Manager at Target Therapeutics, Inc. From 1992 to 1996, Mr. Schulte was President of the US Catheters and Instruments Division of C.R. Bard, Inc. Prior to that, Mr. Schulte served as President and Chief Executive Officer of Crystals Products, Inc., a start-up diagnostics firm. He is a member of the Board of Directors of Spectranetics Corporation. Mr. Schulte holds a B.A. from the College of the Holy Cross and an M.B.A. from Boston University.

   Robert D. McCulloch joined us in October 1997 as Corporate Controller and was promoted to Vice President of Finance and CFO in August 1998 and appointed CIO in July 1999. From 1996 to 1997, Mr. McCulloch was Director of Accounting and Finance at Target Therapeutics, Inc. where he played an integral role in the growth of the company's revenues to more than $100 million, and was a key member of the team that effected the $1.1 billion acquisition of Target by Boston Scientific Corp. From 1991 to 1995, he served as General Accounting Manager/Business Process Manager at Anthem Electronics, Inc., and also spent more than eight years in public accounting with PricewaterhouseCoopers LLP. Mr. McCulloch is a Chartered Accountant, a Certified Public Accountant and a member of the Institute of Cost and Management Accountants. He holds a Bachelor of Commerce degree from Rhodes University in South Africa.

   Robert D. Campbell has served as our Vice President of Sales and Marketing since January 1999. From July 1998 to December 1998, Mr. Campbell served as our Vice President of Sales. From August 1997 to June 1998, Mr. Campbell was our Western Regional Sales Manager, Director of Sales and VP of North American Sales. From July 1995 to August 1997, Mr. Campbell was a sales representative with Karl Storz Endoscopy Inc. From June 1994 to July 1995, he was Regional Manager for Enterprise Systems, Inc., a manufacturer of software for hospital inventory management and scheduling. From 1992 to 1994 Mr. Campbell owned and managed a business in a non-related industry. Prior to that Mr. Campbell was Vice President of Corporate Accounts for Criticare Systems, Inc., and held several sales management positions at Nellcor Puritan Bennett, Inc., a developer of diagnostic and therapeutic products for respiratory disorders.

   Edward H. Luttich has served as our Vice President of Research and Development since November 1999. Mr. Luttich comes to us after eight years at Medtronic PS Medical, a manufacturer of implantable medical devices for neurosurgery. Mr. Luttich held a series of technical and operations management positions with Medtronic PS Medical. He served as Director of Operations from December 1998 to November 1999, Director of Research, Development and Engineering from August 1996 to December 1998, and as Directory of Engineering from September 1991 to August 1996. Prior to its acquisition by Medtronic, he was instrumental in the development and evolution of PS Medical's technical and operations organizations. Under his leadership, the organization developed and brought to market revolutionary processes to surface treat silicone products, state of the art implanted application systems for spinal opiates and market leading valve systems for treatment of hydrocephalus. He has a B.S. in Mechanical Engineering from the University of Pennsylvania with advanced course work at Wharton and Pepperdine Universities.

   Kathryn A. Grenier has served as our Vice President of Clinical Affairs since April 2000 and recently assumed responsibilities for Regulatory Affairs. From October 1997 to March 2000, Ms. Grenier served as Director of Clinical and PreClinical Affairs. From 1996 to 1997 Ms. Grenier served as Director of Clinical Research at Clinical pathways, a Clinical Research Organization company that supports medical device and diagnostic start-up companies with the initial clinical development phases. From 1989 to 1996, Ms. Grenier held a number of clinical management and technical positions with Becton Dickinson Immunocytometery Systems. From 1986 to 1989, Ms. Grenier was at the University of Arizona, Cancer Center and worked in the area of cell biology research and development. From 1983 to 1986, Ms Grenier was at the University of Utah, Department of Pathology, Hematopathology. She has a B.S. in Medical Technology, certificate in Business Management both from the University of Utah.

   Brad L. Steadman has served as our Vice President of Manufacturing since September 1999. Mr. Steadman has 20 years experience in the medical industry, and was most recently Director of Operations in the plastics division at Boston Scientific-Target from January 1997 to September 1999, where he was responsible for manufacturing, production control, manufacturing engineering and quality control. Also at Boston Scientific-Target, he served as Director of Extrusion from April 1996 to January 1997. Prior to Target, he served as General Manager with Quintex Corporation from January to August 1995. He has a B.S. from the University of Arizona in Nuclear Engineering and a certificate in Biomedical Engineering from the University of California at Irvine.

   Dominic Vogt has served as our Vice President of International Sales since March 2001. From September 1999 to March 2001, Mr. Vogt was our Director of International Sales & Marketing, Rest of the World. From May 1998 to August 1999, Mr. Vogt was Senior Marketing Manager Aneurysm Therapy at Boston Scientific-Target. Also at Boston Scientific-Target, he served as International Marketing Manager for Emerging Markets. Prior to the acquisition of Target Therapeutics Inc. by Boston Scientific, he spent 4 years in Europe as European Sales and Marketing Manager. Mr. Vogt has 13 years of experience in the medical device industry. Mr. Vogt has an MBA in International Management from the University of Dallas, Texas and a BBA in Finance from Ecole des Cadres in Paris, France.

 Employment and Change of Control Agreements

   We have offer letters with each of our named executive officers as defined in the Executive Compensation table in Item 11; Brad Steadman, our Vice President of Manufacturing; Kathryn Grenier, our Vice President of Clinical and Regulatory Affairs; and Dominic Vogt, our Vice President of International Sales. The offer letters set forth each officer's:

  . Position and title

  . Salary and other compensation,

  . Health benefits,

  . Option grant and vesting schedule, and

  . Obligation to abide by confidentially provisions.

   Additionally, each offer letter states that employment with us is at-will and may be terminated by either party at any time with or without notice or cause.

   We also have change of control agreements with all of the above officers except Mr. Vogt. Those agreements each provide for severance payments and acceleration of option vesting in the event of a termination other than for cause within 12 months of an acquisition, merger, or sale of a majority of the our assets. If these two events occur each of these officers receive a severance payment equal to 12 months salary plus projected bonus and an additional payment equal to the prior year's bonus. In addition, upon the occurrence of such events, each officer's outstanding stock options will fully and immediately vest. We have an employment arrangement with Mr. McCulloch that provides for this severance payment and vesting in the event of his termination. In the event of an acquisition, merger or sale of a majority of the our assets not followed by termination, Messrs. Steadman and Campbell and Ms. Grenier will receive full and immediate vesting on 50% of their outstanding stock options and Messrs. Schulte and McCulloch will receive full and immediate vesting of 100% of their outstanding stock options.

Compliance with Section 16(a) Filing Requirements

   Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors, officers and beneficial owners of more than 10% of our Common Stock to file reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file.

   Based solely on its review of the copies of such reports received by it, or written representations from reporting persons, we believe that during the fiscal year ended December 31, 2000 (the "Last Fiscal Year"), Abhi Acharya, David B Musket, Woodrow A. Meyers, Gary R. Bang and Stuart D. Edwards, our directors, each failed to timely file one Form 5.

ITEM 11. EXECUTIVE COMPENSATION

   Summary Compensation Table. The following table sets forth information for the years ended December 31, 2000, 1999 and 1998 regarding the compensation of our Chief Executive Officer and each of our four other most highly compensated executive officers whose total annual salary and bonus for such fiscal years were in excess of $100,000 (our "Named Executive Officers"). The amounts listed under the column captioned "All Other Compensation" represent car allowances unless otherwise noted.

                                   Annual
                                Compensation                Long-term Awards
                               --------------            -------------------------
                                                         Securities
                                                         Underlying    All Other
 Name and Principal Position   Year  Salary       Bonus   Options     Compensation
 ---------------------------   ---- ---------    ------- ----------   ------------
 John G. Schulte.............  2000 $ 264,365    $41,828   25,000       $64,141(1)
  President, Chief Executive   1999   250,000     57,700  510,000        99,594(2)
  Officer and Director

 Robert D. McCulloch.........  2000   174,481        --    75,000
  Vice President, Finance and  1999   161,308     33,322   20,000
  Chief Financial Officer      1998   128,069      8,410  132,000

 Robert D. Campbell..........  2000   173,943        --    10,000         7,200
  Vice President, Sales and                                40,000
  Marketing                    1999   150,000     30,293   20,000         7,200
                               1998   111,731      1,327   85,000        77,195(3)
                                                           25,000(4)


 Steven J. Ojala.............  2000   185,000(6)     --    20,000        18,000(5)
  Former Vice President,       1999    42,942             100,000
  Clinical, Regulatory, and
  Quality

 Edward H. Luttich...........  2000   160,423        --    40,000        38,654(7)
  Vice President, Research     1999    14,577(8)          100,000
  and Development

--------
(1) Consists of $6,000 in car allowance and $58,141 in temporary housing reimbursement.
(2) Consists of $6,000 car allowance, $26,617 in moving expenses, and $66,977 in temporary housing reimbursement.
(3) Consists of $6,925 in car allowance and $70,270 in commissions.
(4) In March 1998, Mr. Campbell received an option to purchase 25,000 shares of the Company's Common Stock, which was repriced from $9.25 to $3.375 in August 1998.
(5) Consists of $18,000 in housing allowance.
(6) Mr. Ojala joined the Company in October 1999 at an annual salary of $185,000.
(7) Consists of relocation expenses of $38,654.
(8) Mr. Luttich joined the Company in December 1999 at an annual salary of $160,000.

   Option Grants in Last Fiscal Year. The following table sets forth each grant of stock options made during the fiscal year ended December 31, 2000 to each of our Named Executive Officers:

                         Option Grants in Fiscal 2000

                                                                  Potential Realizable Value
                                                                          at Assumed
                                     % of Total                     Annual Rates of Stock
                         Number of    Options                       Price Appreciation for
                         Securities  Granted to Exercise                    Option
                         Underlying  Employees   Price                     Term(2)
                          Options    in Fiscal    Per    Expiration ---------------------------
          Name            Granted       Year    Share(1)    Date         5%            10%
          ----           ----------  ---------- -------- ---------- ------------- -------------
John G. Schulte.........   25,000(3)    2.20%    0.875    12/7/10          13,757        34,863

Robert D. McCulloch.....   25,000(3)    2.20%    0.875    12/7/10          13,757        34,863
                           50,000(4)    4.40%    0.875    12/7/10          27,514        69,726

Robert D. Campbell......   10,000(3)    0.90%    4.531    3/30/10          28,495        72,212
                           20,000(3)    1.80%    0.875    12/7/10          11,006        27,891
                           20,000(4)    1.80%    0.875    12/7/10          11,006        28,891

Steve J. Ojala..........   20,000(3)    1.85%    0.875    12/7/10          11,006        27,890

Edward H. Luttich.......   20,000(3)    1.80%    0.875    12/7/10          11,006        27,891
                           20,000(4)    1.80%    0.875    12/7/10          11,006        27,891

--------
(1) The exercise price per share of each option was, unless repriced, equal to the closing price of the Common Stock at close of market on the date of grant.
(2) The potential realization value is calculated based on the ten-year term of the option at its time of grant. It is calculated assuming that the fair market value of our Common Stock on the date of the grant appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the ten year option term. These numbers are calculated based on the requirements promulgated by the SEC and do not reflect the our estimate of future stock growth.
(3) Options were granted under the Stock Plan and vest over 48 months from the date of grant with 25% of the shares vesting after one year and 1/48 of the shares continuing to vest at the end of each full calendar month thereafter.
(4) Options were granted under the Stock Plan and vest over 24 months from date of grant with 25% of the shares vesting at the end of each full six calendar months.

   Option Exercises in Last Fiscal Year and Fiscal Year End Option Values. The following table sets forth the information with respect to stock option exercises during the year ended December 31, 2000, by our Named Executive Officers, and the number and value of securities underlying unexercised options held by our Named Executive Officers at December 31, 2000. The fair market value of our Common Stock at the close of business on December 31, 2000, was $0.3750 per share.

     Aggregate Option Exercises in Fiscal 2000 and Year-End Option Values

                                                   Number of
                                             Securities Underlying     Value of Unexercised
                          Shares              Unexercised Options     In-the-Money Options At
                         Acquired            At December 31, 2000        December 31, 2000
                           Upon    Value   ------------------------- -------------------------
          Name           Exercise Realized Exercisable Unexercisable Exercisable Unexercisable
          ----           -------- -------- ----------- ------------- ----------- -------------
John G. Schulte.........    --     $  --     267,304      352,356       $ --         $ --
Robert D. McCulloch.....  4,083     5,252    129,834      153,083         --           --
Robert D. Campbell......    --        --      89,063      105,937         --           --
Steven J. Ojala.........    --        --      29,167       90,833         --           --
Edward H. Luttich.......    --        --      27,083      112,917         --           --

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth the beneficial ownership of the our Common Stock as of March 13, 2001, by (i) each person or entity who is known by us to own beneficially more than 5% of our outstanding shares of Common Stock, (ii) each of our directors, (iii) each of our Named Executive Officers and (iv) all of our directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person or warrants held by that person that are currently exercisable or exercisable within 60 days of March 13, 2001 are deemed outstanding. Percentage of beneficial ownership is based on 14,805,516 shares of Common Stock outstanding as of March 13, 2001. Except as otherwise noted, the stockholders named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws. The address of each person in this table, unless otherwise noted, is as follows: c/o Somnus Medical Technologies, Inc., 285 N. Wolfe Road, Sunnyvale, California 94086.

                                                                          Shares    Approximate
                                                                       Beneficially   Percent
            Name of Beneficial Owner                                      Owned        Owned
            ------------------------                                   ------------ -----------
Medtronic Asset Management, Inc......................................
 Attn: Michael Ellwein
 7000 Central Avenue NE
 Minneapolis, MN 55432-3576                                             1,190,286       8.0%

The Travelers Insurance Group, Inc...................................
 Attn: Don Scudder
 One Tower Square
 Hartford, CT 06183                                                     1,000,000       6.8%

Larry N. Feinberg....................................................
 c/o Oracle Investment Management, Inc.
 712 Fifth Avenue
 45th Floor
 New York, NY 10019                                                       975,634       6.6%

HBP Associates LP....................................................
 Attn: Howard P. Berkowitz
 888 Seventh Avenue
 New York, NY 10106                                                       778,667       5.3%

Stuart D. Edwards....................................................     650,000       4.4%
John G. Schulte......................................................     344,082       2.3%
David B. Musket......................................................     249,559       1.7%
Robert D. McCulloch..................................................     173,672       1.2%
Robert D. Campbell...................................................     113,276         *
Edward H. Luttich(9).................................................      55,000         *
Woodrow A. Myers, Jr., M.D...........................................      33,459         *
Abhi Acharya.........................................................      21,250         *
Steven J. Ojala......................................................      17,523         *
Mark B. Logan........................................................      10,625         *
All directors and executive officers as a group (13 persons).........   1,814,359      12.3%

--------
* Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   On August 25, 1998, the Company's Board of Directors approved an amendment to reprice options outstanding under the Stock Plan with exercise prices over $7.50 per share. Holders of such options were offered the choice of retaining their existing options without amendment or accepting the amendment of their stock options. The exercise price of the amended options is $3.375 per share, which equals the fair market value of the Company's Common Stock on September 18, 1998. The principal features (including the number of shares, vesting and expiration date) of the repriced options were not affected.

   The Company has employment and change of control agreements with certain of its officers. See "Employment and Change of Control Agreements."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (A) 1. Financial Statements

   The following Financial Statements of Somnus Medical Technologies, Inc. and Report of Ernst & Young LLP, have been provided as Item 8, above:

  Report of Ernst & Young LLP, Independent Auditors

  Consolidated Balance Sheets at December 31, 2000 and 1999.

  Consolidated Statements of Operations, for the years ended December 31, 2000, 1999, and 1998.

  Consolidated Statement of Stockholders' Equity, for the years ended December 31, 2000, 1999, and 1998.

  Consolidated Statements of Cash Flows, for the years ended December 31, 2000, 1999, and 1998.

  Notes to Consolidated Financial Statements

   2. Financial Statement Schedules

   The financial statement schedule entitled "Valuation and Qualifying Accounts" is included at page 58 of this Form 10-K.

   All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

   3.  Exhibits

   Refer to (c) below.

   (B) Reports On Form 8-K

   Somnus did not file any reports on Form 8K during the three months ended December 31, 2000.

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

 10.4(1)    Letter Agreement dated June 6, 1996 between the Registrant and
            Musket Research Associates.

 10.5(1)    Lease dated February 4, 1997 for the Registrant's headquarters in
            Sunnyvale, California.

 10.7(1)    1997 Employee Stock Purchase Plan.

 10.8(1)    1997 Director Option Plan.

 10.9(4)    Employment Letter Agreement dated July 15, 1998 between the
            Registrant and Robert D. McCulloch.

 10.10(4)   Employment Letter Agreement dated October 20, 1998 between the
            Registrant and John G. Schulte.

 10.12* (4) Patent License Agreement dated January 30, 1998 between the
            Registrant and Medtronic, Inc.

 10.17(4)   Employment Letter Agreement dated September 7, 1999 between the
            Registrant and Brad L. Steadman.

 10.19(4)   Employment Letter Agreement dated September 27, 1999 between the
            Registrant and Edward Luttich

 10.20(4)   Lease dated January 3, 2000 between the Registrant and American
            Advantech Corporation.

 21.1(1)    List of Subsidiaries of the Registrant.

 23.1       Consent of Ernst & Young LLP, Independent Auditors

 25.1       Power of Attorney (See page 58)

--------
 * Confidential Treatment has been requested for certain portions of this Exhibit.
(1) Filed as an Exhibit to Somnus Registration Statement on Form S-1 (File No. 333-35401) and incorporated herein by reference.
(2) Filed as an Exhibit to Somnus Form 10Q for the quarterly period ended March 31, 1999 (File No. 000-23275)
(3) Filed as an Exhibit to Somnus Form 10Q for the quarterly period ended June 30, 1999 (File No. 000-23275)
(4) Filed on an Exhibit to Somnus For 10-K for the year ended December 31, 1999 (File No. 000-23275)

                                  SIGNATURES

   Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Somnus Medical Technologies, Inc.

                                                   /s/ John G. Schulte
                                          By: _________________________________
                                                      John G. Schulte
                                               President and Chief Executive
                                                          Officer

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

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/  John G. Schulte            President, Chief Executive   March 29, 2001
______________________________________  Officer and Director
           John G. Schulte

     /s/ Robert D. McCulloch           VP Finance, Chief            March 29, 2001
______________________________________  Financial Officer and
         Robert D. McCulloch            Chief Information Officer
                                        (Principal Financial and
                                        Accounting Officer)

         /s/ Abhi Acharya              Director                     March 29, 2001
______________________________________
             Abhi Acharya

      /s/ Stuart D. Edwards            Director                     March 29, 2001
______________________________________
          Stuart D. Edwards

       /s/ David B. Musket             Director                     March 29, 2001
______________________________________
           David B. Musket

    /s/ Woodrow A. Myers, Jr.          Director                     March 29, 2001
______________________________________
        Woodrow A. Myers, Jr.

        /s/ Mark B. Logan              Director                     March 29, 2001
______________________________________
            Mark B. Logan

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                     Balance at  Charged
                                    Beginning of   to               Balance at
                                        Year      Costs  Deductions End of Year
                                    ------------ ------- ---------- -----------
Allowance for Doubtful Accounts
Year ended December 31, 2000.......     $724       --      $(466)      $258
Year ended December 31, 1999.......     $661      $ 63       --        $724
Year ended December 31, 1998.......     $ 70      $591                 $661

Return Reserves
Year ended December 31, 2000.......     $500       --      $(381)      $119
Year ended December 31, 1999.......     $391      $109       --        $500
Year ended December 31, 1998.......     $--       $391       --        $391

Inventory Reserve
Year ended December 31, 2000.......     $830      $200     $(103)      $927
Year ended December 31, 1999.......     $797      $ 33       --        $830
Year ended December 31, 1998.......     $599      $198       --        $797