Form 10-Q
period 2001-03-31
SOMNUS MEDICAL TECHNOLOGIES INC
filed 2001-05-11
CIK 1026405

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                                       OR


[_] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    ____

As of May 11, 2001 17,355,986 shares of the Registrant's Common Stock were outstanding.

                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                                     INDEX



PART I. FINANCIAL INFORMATION                                       Page
-----------------------------                                       ----

Item 1. Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of
          March 31, 2001 and December 31, 2000....................   3

          Condensed Consolidated Statements of Operations for the
          Three month periods ended March 31, 2001 and 2000.......   4

          Condensed Consolidated Statements of Cash Flows for  the
          Three month periods ended March 31, 2001 and 2000.......   5

          Notes to Condensed Consolidated Financial Statements....   6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...........   9

Item 3.   Quantitative and Qualitative Disclosures of
          Market Risk.............................................  21

PART II.  OTHER INFORMATION
-----------------------------

Item 6.   Exhibits and Reports on Form 8-K........................  22

Signatures........................................................  23

Item 1. Financial Statements

                              SOMNUS MEDICAL TECHNOLOGIES, INC.
                            Condensed Consolidated Balance Sheets
                                        (In thousands)

                                                March 31, 2001     December 31, 2000
                                                 (Unaudited)              (*)
                                               ---------------     -----------------
Assets
Current assets:
   Cash and cash equivalents                   $      2,031          $      5,396
   Accounts receivable, net                           2,013                 1,895
   Inventories                                        2,073                 2,066
   Other current assets                                 521                   424
                                               --------------       ---------------
Total current assets                                  6,638                 9,781

Property and equipment net                            2,507                 2,359
Other assets                                             87                    88
                                               --------------      ---------------
                                               $      9,232        $       12,228
                                               ==============      ===============


Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                            $      1,435        $        2,041
   Accrued liabilities                                  913                   940
   Accrued restructuring                                620                     -
   Accrued compenstion                                1,225                 1,357
   Accrued warranty                                     477                   477
   Accrued clinical cost                                425                   430
   Deferred revenue                                     410                   427
                                               --------------      ---------------
Total current liabilities                             5,505                 5,672

Stockholders' equity
   Common stock                                          17                    15
   Additional paid-in capital                        65,686                65,580
   Accumulated deficit                              (61,976)              (59,039)
                                               --------------      ---------------

Total stockholders' equity                            3,727                 6,556
                                               --------------      ---------------
                                               $      9,232        $       12,228
                                               ==============      ===============

(*) Derived from audited financial statements

                            See accompanying notes

                         SOMNUS MEDICAL TECHNOLOGIES, INC.
                   Condensed Consolidated Statement of Operations
                                    (Unaudited)
                       (In thousands, except per share data)

                                                        For the Three Months
                                                                Ended
                                                  ----------------------------------
                                                      March 31,            March 31,
                                                        2001                  2000
Product revenue                                    $       3,005          $      3,201
Cost of sales                                              1,585                 1,879
                                                   -------------          ------------

Gross margin                                               1,420                 1,322

Operating expenses:
   Research and development                                1,179                 1,508
   Selling, general and administrative                     2,265                 2,889
   Restructuring Expenses                                    960                     -
                                                   -------------          ------------
Total operating expenses                                   4,404                 4,397
                                                   -------------          ------------
Loss from operations                                      (2,984)               (3,075)
Interest and other income, net                                47                   265
                                                   -------------          ------------
Net loss                                           $      (2,937)         $     (2,810)

Net loss per share, basic and diluted              $       (0.20)         $      (0.19)
                                                   =============          ============

Shares used in computing net loss per share,
basic and diluted                                         14,805                14,420
                                                   =============          ============

                      SOMNUS MEDICAL TECHNOLOGIES, INC.
                Condensed Consolidated Statements of Cash Flows
                           (Unaudited, in thousands)

                                                                             For the Three Months Ended
                                                                       March 31, 2001            March 31, 2000
                                                                       ----------------------------------------
Cash flows used in operating activities
Net loss                                                                 $   (2,937)              $   (2,810)
Adjustments to reconcile net loss to net cash used in operating activities:
   Amortization of deferred compensation                                          -                       17
   Depreciation                                                                 306                      196
   Changes in operating assets and liabilities:
     Accounts receivable                                                       (118)                      47
     Inventories                                                                 (7)                     609
     Other current assets                                                       (97)                      86
     Other noncurrent assets                                                      1                        -
     Accounts payable, accrued liabilities, and accrued warranty               (633)                    (703)
     Accrued restructuring                                                      620                        -
     Accrued compensation                                                      (132)                    (376)
     Accrued clinical costs                                                      (5)                      53
     Deferred revenue                                                           (17)                    (202)
                                                                         ----------               ----------

Net cash used in operating activities                                        (3,019)                  (3,083)
                                                                         ----------               ----------

Cash flows used in investing activities
   Capital expenditures                                                        (454)                    (281)
   Maturity of Short-term investments                                             -                    4,972
                                                                         ----------               ----------
Net cash provided by (used in) investing activities                            (454)                   4,691
                                                                         ----------               ----------

Cash flows provided by financing activities
Net proceeds from issuance of common stock                                      108                      153
                                                                         ----------               ----------

Net increase in cash and cash equivalents                                    (3,365)                   1,761
Cash and cash equivalents at beginning of period                              5,396                   14,888
                                                                         ----------               ----------
Cash and cash equivalents at end of period                               $    2,031                $  16,649
                                                                         ==========               ==========

                            See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - Summary of Significant Accounting Policies
---------------------------------------------------

     Basis of Presentation

     The accompanying unaudited financial statements, have been prepared, in accordance with generally accepted accounting principles, for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited, condensed financial statements reflect all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of
the company's interim financial information.   These financial statements and
notes should be read in conjunction with the audited consolidated financial statements as included in our Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 29, 2001.

     The results of operations for the three month periods ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001.

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


NOTE 2 - Inventories
--------------------


(in thousands)     March 31, 2001  December 31, 2000

Raw Materials          $1,387             $1,204
Work in Process            93                290
Finished Goods            593                572
                  -----------------------------------
                       $2,073             $2,066
                  ===================================

NOTE 2 - Restructuring Expenses
-------------------------------

     In January 2001, the Company announced a restructuring plan that was implemented during the three months ended March 31, 2001. The plan resulted in the elimination of approximately ten percent of the Company's workforce. The plan encompassed the operational components of sales and marketing, manufacturing, certain ongoing clinical programs, and research development. The plan also included closing the European sales headquarters in the Netherlands and managing international distributors from the United States and the consolidation of domestic operations into one facility in Sunnyvale, California. As a result of this plan, the Company recorded a restructuring charge of $960,000. The restructuring charge is primarily made up severance costs for affected employees, costs related to the closing of the European headquarters and the consolidation of the United States facilities, including rent, lease termination costs, and the write off of leasehold improvements. The following table summarizes our 2001 restructuring charge activity for the three months ended March 31, 2001 (in thousands):

                                                                                        Accrued
                               Restructuring    Cash Payments      Write-Off of      Restructuring
                                   Charge       Made in Q1 2001      Impaired       Charge at March
                                  Q1 2001                             Assets           31, 2001

Severance and
Benefits                          $ 166            ($ 76)                -                 $ 90



Lease
Termination
Costs                               453              (53)          ( $ 131)                 269

Professional and
Other Fees                          185              (42)                -                  143


Clinical Trial
Terminations                         65              (10)                -                   55


Other Costs                          91              (28)                -                   63
                    ------------------------------------------------------------------------------------------

Total                             $ 960           ($ 209)           ($ 131)               $ 620
                    ==========================================================================================


NOTE 3 - Comprehensive Loss
--------------------------

     There was no difference between net loss and comprehensive loss for the three months ended March 31, 2001 and 2000.


NOTE 4 - Subsequent Events
--------------------------

     On April 26, 2001, an aggregate of 2,500,000 shares of the Company's Common Stock were issued pursuant to a private placement to certain investors for proceeds of $3,050,000, net of costs of $300,000. In connection with this issuance, warrants were issued to the same investors to purchase an aggregate of 625,000 shares of the Company's Common Stock, at a price per share of $1.68 if exercised during the period from 91 days to 180 days following April 26, 2001 and at a price per share of $2.01 for the period from 181 days until their expiration. The announcement of a merger within 90 days of the issuance of the Warrants involving per share proceeds of at least $2.68 will result in the Warrants being unexercisable, provided such merger is consummated within 180 days from the date of the announcement.

     On May 4, 2001, we announced that we had reached an agreement on a merger with Gyrus PLC, a public limited company incorporated and existing under the laws of England and Wales, under which Gyrus will make a cash tender offer for all of our outstanding shares, at $3.11 per share. The completion of the merger is subject to the tender of a majority of the shares of our common stock in the tender offer and the receipt of certain U.S. and U.K. regulatory approvals. The consummation of the tender offer is also subject to the closing of Gryus' announced acquisition of the ear, nose and throat division of Smith & Nephew Inc. and the closing of firmly underwritten financing for both acquisitions.

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2000.

     The information set forth below contains forward-looking statements (designated by a *), and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under "Factors That May Affect Future Results" and those set forth under "Item 1" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Overview

  On May 4, 2001, we announced that we had reached agreement on a merger with Gyrus PLC, a public limited company incorporated and existing under the laws of England and Wales, under which Gyrus will make a cash tender offer for all of our outstanding shares, at $3.11 per share. The completion of the merger is subject to the tender of a majority of the shares of our common stock in the tender offer and the receipt of certain U.S. and U.K. regulatory approvals. The consummation of the tender offer is also subject to the closing of Gryus' announced acquisition of the ear, nose and throat division of Smith & Nephew Inc. and the closing of firmly underwritten financing for both acquisitions. Within the next few months, in the event the merger agreement is not consummated, we will need to either raise additional funds through the issuance of equity or debt securities in the public or private markets in order to continue operations, or sell the company to another acquiror.* To this end, we will continue to work with ING Barings as our exclusive financial advisor to provide us with investment banking services and financial advice on strategic opportunities, including raising capital through the sale of stock to the public or to private investors, as well as the sale of our company.

  We design, develop, manufacture and market innovative medical devices that utilize our proprietary temperature controlled radiofrequency technology for the treatment of upper airway disorders. Our Somnoplasty System provides physicians with a suite of products designed to offer minimally invasive, curative treatment alternatives for disorders of the upper airway, including obstructive sleep apnea syndrome, OSAS, chronic turbinate hypertrophy, and habitual snoring.

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

  In January 2001, we announced a restructuring plan which included the closing of our European operations and managing international distributors from the United States. In April 2001, we announced the availability of our single channel Elypse control unit for the treatment of upper airway disorders. In addition, in April 2001, we announced plans to increase our sales force in the United States through the addition of independent distributors. To date, we have signed agreements with three regional organizations to distribute our products

  We have incurred significant operating losses since the commencement of our operations in 1996. As of March 31, 2001, we have an accumulated deficit of approximately $62 million. We expect those losses to continue based on our current and projected sales and marketing, general and administrative, and research and development expenses.* Despite the net proceeds of $3,050,000 received in an April 2001 private placement, we will either need to raise additional cash within the next few months or sell the company. We expect to attempt to raise additional funds through another issuance of equity or debt, but the consummation of an additional financing is uncertain.* If we are unable to raise sufficient additional funds within the next few months, it is unlikely that we will be able to continue our operations. We may never generate sufficient revenue to sustain our business. Our ability to generate revenue depends on many factors, including our ability to achieve market acceptance for the Somnoplasty System, our ability to produce our products consistent with government and regulatory standards, and our ability to obtain reimbursement for both our products and the procedure from healthcare payors.

  The Company announced a restructuring plan in January 2001 which was implemented during the three months ended March 31, 2001. The plan resulted in a headcount reduction of approximately ten percent of our workforce. The plan encompassed the operational components of sales and marketing, manufacturing, certain ongoing clinical programs, and research and development. The plan also included the closing of European operations in the Netherlands and managing international distributors from the United States and the consolidation of domestic operations into one facility in Sunnyvale, California.

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

Results of Operations

     Net Revenue. Our revenues for the three months ended March 31, 2001 were derived primarily from sales of our Somnoplasty system, consisting of control units and disposable devices to private practices, hospitals, clinics, and sleep clinics. Net revenues for the three months ended March 31, 2001 were $3,005,000 compared to $3,201,000 for the prior year quarter, a decrease of approximately $196,000 or 6 percent. The decrease for the three month period ended March 31, 2001 as compared to the prior year period is attributable to lower revenue from control units due to a decrease in the average selling price per unit partially offset by increased revenue from disposable handpieces due to the higher installed base. During the three month periods ended March 31, 2001 and 2000, 84.4 and 87.5 percent of our revenues, respectively were derived from sales to customers in the United States. As we have implemented sales programs that reduce the price of control units, the revenue from products shipped has shifted from a mix of approximately 26 percent control units and 74 percent disposable handpieces for the three month periods ended March 31, 2000 to a mix of approximately 14 percent control units and 86 percent disposable handpieces for the three month period ended March 31, 2001.

     Cost of sales and gross margin. Cost of sales consists of raw materials, subassemblies and completed electronics, quality assurance and warranty costs. Gross margin for the quarter increased to $1,420,000 or 47 percent of sales, from $1,322,000 or 41 percent of sales in the prior year quarter. The increase in gross margin as a percentage of sales for the three months ended March 31, 2001 as compared to the prior year period is due to an increase in manufacturing volume and the corresponding economy of scale offset by the lower average selling price of our control unit. We anticipate in the future as sales increase, cost of sales will increase but may fluctuate as a percentage of sales depending on volume and product mix. *

     Research and development expenses. Research and development expenses are comprised of salaries, prototype development costs, costs associated with clinical trials and regulatory approval costs. Research and development costs for the first quarter of 2001 were $1,179,000, a decrease over the prior year
quarter of $329,000 or 22  percent.   The decrease for the three months ended
March 31, 2001 as compared to the prior year quarter was primarily attributable to decreased salaries and wages as we implemented our restructuring plan. The decrease in research and development expenses is also due to a reduction in prototype expenses and ongoing cost management efforts.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist of executive salaries, professional fees, facilities overhead, accounting, human resources, and general office administration expenses such as rent and facility costs. Selling, general and administrative expenses for the first quarter of 2001 were $2,265,000, a decrease over the prior year period of $624,000 or 21.6 percent. The decrease in the three month period ended March 31, 2001 as compared to the prior year quarter is due to reduced costs due to the closing of our European sales headquarters and managing international distributors from the United States, reduced promotional and advertising costs, and ongoing cost management efforts.

     Restructuring expenses.   Restructuring expenses of $960,000 relate to the
restructuring plan that was completed during the three month period ended
March 31, 2001. The restructuring charge is primarily made up of severance costs for affected employees, costs related to the shutdown of the European headquarters and consolidation of the United States facilities, including rent, lease termination costs, and the write off of leasehold improvements. The plan resulted in the elimination of approximately ten percent of the Company's workforce. The plan encompassed the operational components of sales and marketing, manufacturing, certain ongoing clinical programs, and research development. The plan also included closing the European sales headquarters in the Netherlands and managing international distributors from the United States and the consolidation of domestic operations into one facility in Sunnyvale, California.

     Interest and other income. Interest and other income for the first quarter of 2001 was $47,000 compared to $265,000 for the prior year quarter. The decrease in the three month period ended March 31, 2001 as compared to the prior year quarter is attributable to the reduction in interest income earned on a decreasing balance of cash, cash equivalents, and short-term investments.

Liquidity and Capital Resources

     Since inception through March 31, 2001, Somnus has financed its operations primarily through the private placement of equity securities, bank loans, credit lease lines of credit, stockholder loans and our November 1997 Initial Public Offering. From inception, we raised approximately $19,545,000 in net proceeds from private equity financing which includes $3,050,000 raised in our recently concluded April 26, 2001 private placement. We raised an additional $43,800,000 from our Initial Public Offering, net of costs of $4,500,000.

     Cash and cash equivalents at March 31, 2001 were $2,031,000 compared to $5,396,000 at December 31, 2000.

     Net cash used in operating activities was $3,019,000 for the three months ended March 31, 2001, compared to $3,083,000 million for the prior year quarter

     Net cash used in investing activities was approximately $454,000 for the three months ended March 31, 2001, compared to net cash provided by investing activities of $4,691,000 for the prior year quarter. The decrease from the prior year period is attributable to the maturity of short-term investments in the prior year period partially offset by an increase in capital expenditures for the three months ended March 31, 2001.

     Net cash provided by financing activities was approximately $108,000 for the three months ended March 31, 2001 as compared to $153,000 for the prior year quarter.

     At March 31, 2001, our principal sources of liquidity consisted of cash and cash equivalents. There were no other material unused sources of liquid assets at March 31, 2001.

     We currently anticipate that our capital expenditure requirements will be between $2,500,000 to $4,000,000 for the next twelve months.* We expect capital expenditures of $500,000 to $1,000,000 related to day-to-day operating needs, including an anticipated facility move in the first quarter of 2002.* In addition, we expect to capitalize between $2,000,000 to $3,000,000 of fixed assets for Company owned control units.* The Company owned control units will consist primarily of units placed at customer sites and demonstration units for our direct and independent sales force. The level of capital expenditure shown above reflects an expansion of our customer installed base. The expansion of our installed base is dependent on acceptance of our products by new customers and the successful implementation of our independent sales representative strategy. There can be no assurance that new customers will accept our products at a rapid rate or that we will be able to successfully implement our independent sales representative strategy.

     Our existing resources will only be sufficient capital to support our operations for a few months.* We have incurred cumulative operating losses of $62 million, including a net loss of $2.9 million for the three month period ending March 31, 2001. In addition, our cash, cash equivalents, and short-term investments decreased from $5.4 million at December 31, 2000 to $2.0 million at March 31, 2001. On April 26, 2001, an aggregate of 2,500,000 shares of the Company's Common Stock were issued pursuant a to private placement to certain investors for proceeds of $3,050,000. Despite this additional funding, our current cash position still raises substantial doubt about our ability to continue as a going concern.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Our operating results may vary significantly depending on certain factors, including market acceptance of products, the ability to anticipate and meet customer demand, delays in the introduction or shipment of new products, increased competition, delays in ongoing research and development programs, litigation costs should we be involved in litigation, adverse changes in the economic conditions in any of the several counties in which we do business, a slower growth rate in our target markets, and the factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2000.

The consummation of the merger agreement we signed with Gyrus Group PLC may never occur.

     On May 4, 2001, we announced that we had signed an agreement to merge with Gyrus Group, PLC, a public limited company incorporated and existing under the laws of England and Wales, under which Gyrus will make a cash tender offer for all of our outstanding shares, at $3.11 per share. The completion of the merger is subject to the tender of a majority of the shares of our common stock in the tender offer and receipt of certain U.S. and U.K. regulatory approvals. The consummation of the tender offer is also subject to the closing of Gryus' announced acquisition of the ears, nose, and throat division of Smith & Nephew, Inc. and the closing of the firmly underwritten financing for both acquisitions. We can provide no assurance that a sufficient number of shares will be tendered to allow the merger to occur. In the event an in sufficient number of shares are tendered, Gyrus may undertake additional efforts to acquire the necessary shares or abandon the merger altogether.

If the merger is not completed, our stock price may be adversely affected.

     On Thursday, May 3, 2001, the closing price for our stock was $1.65. Upon the announcement of the merger with Gyrus, our stock price increased 74% to a closing price of $2.87 on May 4, 2001. If the merger is not completed, the price of our stock may drop significantly.

In the event the merger is not consummated, our funds available for operations are low and we will need to either raise additional funds soon which will cause dilution to existing investors, or sell the company to another acquiror.

     We have incurred cumulative operating losses of $62 million, including a net loss of $2.9 million for the three month period ending March 31, 2001. In addition, our cash and cash equivalents decreased from $5.4 million at December 31, 2000 to $2.0 million at March 31, 2001. On April 26, 2001, an aggregate of 2,500,000 shares of the Company's Common Stock were issued pursuant to a private placement to certain investors for net proceeds of $3,050,000. Despite this additional funding our current cash position raises substantial doubt about our ability to continue as a going concern.

     Within the next few months, if the merger with Gyrus is not consummated, we expect we will raise additional funds through the issuance of equity or debt securities in the public or private markets in order to continue operations, or sell the company to another acquiror.* To this end, we will continue to work with ING Barings as our exclusive financial advisor to provide us with investment banking services and financial advice on strategic opportunities, including raising capital through the sale of stock to the public or to private investors, as well as the sale of our company. Additional financing and merger opportunities may not be available, or if available, may not be on favorable terms. The availability of financing or merger opportunities will depend, in part, on market conditions, which have been depressed as of late. If we cannot raise sufficient new capital we may be unable to successfully promote or produce products, continue supplying our services, or pay our employees, or vendors any of which could seriously harm our business. Any future equity financing would result in substantial dilution to our stockholders. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, through debt covenants or other restrictions.

We may fail to meet continued Nasdaq listing standards which would result in a listing on a lesser known market within Nasdaq or a delisting altogether. Any change in market listing may adversely affect our ability to raise capital.

     Under the continued listing standards for inclusion of our stock on the Nasdaq National Market we are required to maintain net tangible assets of $4.0 million. As of March 31, 2001, our net tangible assets were $3.7 million. Due to our financing on April 26, 2001, we are currently in compliance with Nasdaq National Market continued listing requirements. We expect that our additional funding received of $3,050,000, net of costs of $300,000 will enable us to maintain net tangible assets in excess of $4.0 million for the next few months. We are not certain that we will be able to raise additional capital or otherwise increase the assets we own by acquiring cash from the sale of our products or purchasing assets to continue to maintain minimum net tangible assets beyond the next few months. There are other Nasdaq maintenance standards as well, including a requirement that our stock cannot close below $1.00 for 30 consecutive trading days. We can give no assurance that our stock will continue to trade above $1.00. If we cannot maintain Nasdaq maintenance standards we may be transferred from the Nasdaq National Market to the Nasdaq Small cap or the pink sheets or delisted altogether. If our stock is removed from the Nasdaq National Market, the liquidity and price of our stock may be adversely affected. As a result, there may be less demand for our stock and we may be unable to raise sufficient capital to funds our operations.

We have limited experience in selling and marketing our Somnoplasty System. We may be unable to generate significant revenue from the sale or our generators and the revenue resulting from sales of our handpieces may not be significant enough to make us profitable.

     We have only limited experience selling and marketing the Somnoplasty System for the treatment of turbinate hypertrophy (chronic nasal obstruction), soft palate/uvula (habitual snoring), and base of tongue (obstructive sleep apnea syndrome/upper airway resistance syndrome). The sale of our disposable handpieces may not provide substantial revenue and we may ultimately prove unsuccessful in selling the Somnoplasty System on a direct basis in the United States in sufficient quantities for us to become profitable. Market acceptance of the

Somnoplasty System will require us to demonstrate that the cost of our products and procedures are competitive with currently available alternatives. There can be no assurance that we will successfully generate sufficient demand for the Somnoplasty System at the prices at which we currently offer our control units and disposable devices. In the event the required investments were to preclude us from placing sufficient quantities of control units, our ability to sell disposable devices would be limited, which would have a material effect on our business, financial condition and results of operations.

We have a history of operating losses and we expect those losses to continue.

     We have had significant operating losses since the commencement of our operations in 1996. As of March 31, 2001, we have an accumulated deficit of approximately $62 million. Despite our restructuring plan, we expect those losses to continue based on our current and projected sales and marketing, general and administrative, and research and development expenses.* We may never generate sufficient revenue to sustain our business. The ability to generate revenue depends on many factors, including our ability to achieve market acceptance for the Somnoplasty System, our ability to produce our products consistent with government and regulatory standards, and our ability to obtain reimbursement for both our products and the procedure from healthcare payors.

We are dependent upon the Somnoplasty System, which has not been available for sufficient time for us to know if it is effective on a long term basis.

     Our success depends upon the market acceptance of the Somnoplasty System for the treatment of turbinate hypertrophy (chronic nasal obstruction), soft palate/uvula (habitual snoring), and base of tongue (obstructive sleep apnea syndrome/upper airway resistance syndrome). Market acceptance will depend, in the large part, upon the effectiveness of the Somnoplasty System over time. There can be no assurance that the procedure will provide a permanent, curative treatment for patients. Independent factors, such as aging and weight gain, may, over time, lead to the enlargement of tissue in areas previously treated by our procedure. This could result in the need for further treatments, making the procedure a potentially less attractive alternative to existing surgical and non-surgical procedures, which could have a material adverse effect upon our business, financial condition and results of operations.

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

     Temperature Controlled Radiofrequency tissue volume reduction in the upper airway is a new and novel development. Market acceptance of this procedure for the treatment of turbinate hypertrophy (chronic nasal obstruction), soft palate/uvula (habitual snoring), and base of tongue

(obstructive sleep apnea syndrome/upper airway resistance syndrome) could be adversely affected by numerous factors, including:

      . the lack of availability of third-party reimbursement,

      . cost of the procedure,

      . clinical acceptance,

      . differentiation of our temperature control feature, and

      . effective physician training and patient acceptance.

     Third party reimbursement. Patients do not receive third-party reimbursement for use of the Somnoplasty System in the treatment of habitual snoring. Market acceptance of the Somnoplasty System for the treatment of turbinate hypertrophy (chronic nasal obstruction), and base of tongue (obstructive sleep apnea syndrome/upper airway resistance syndrome) depends, in large part, upon the availability and receipt of an acceptable level of third-party reimbursement for each of those indications, which has not yet been established on a consistent basis. Reimbursement for the treatment of habitual snoring, turbinate hypertrophy (chronic nasal obstruction), and base of tongue (obstructive sleep apnea syndrome/upper airway resistance syndrome) varies significantly depending on the third party payor involved, the region in the United States and type of medical facility where the procedure is performed.

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

     Patient acceptance. Patient acceptance has been and we believe will continue to be affected by numerous factors, including the possibility that the Somnoplasty procedure may require multiple treatments, which would be not only inconvenient for the patient, but also more costly if not covered by insurance. Patient acceptance of the Somnoplasty System for the treatment of turbinate hypertrophy (chronic nasal obstruction), soft palate/uvula (habitual snoring), and base of tongue (obstructive sleep apnea syndrome/upper airway resistance syndrome) also depend in part upon physician recommendations as well as other factors, including the effectiveness and reliability of the procedure as compared to existing surgical and non-surgical procedures. We have not yet obtained broad acceptance of the Somnoplasty System by the patient community, and there can be assurance that we will achieve such broad acceptance, or that market demand for our system will be sufficient to allow us to achieve profitable operations. In addition, publicity arising from any adverse outcome or other problem occurring in the treatment of a Somnoplasty patient for any reason could materially adversely affect patient demand for the procedure. Failure of the Somnoplasty System, for whatever reason, to achieve significant patient acceptance would have a material adverse effect on our business, financial condition and results of operations.


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

     We implemented a plan to take corrective actions to address the FDA's observations and submitted a written response to the FDA Warning Letter. In August 2000, we commissioned an audit of the Quality System regulations as required by the FDA. The findings of this audit were submitted to the FDA. The FDA reinspected our facility in March 2001. The FDA inspector provided a list of three observations, none of which were identified in the warning letter. We responded to these observations in writing in March 2001. In addition, we have addressed the observations identified by the FDA. We have been advised by the FDA that the March 2001 inspection and the companies status has been reclassified since items in the July 2000 Warning Letter have been satisfactorily discharged and that the conditions stated above no longer apply to us. The FDA could initiate another inspection to verify that we have corrected the observations. Failure to achieve and maintain compliance with Quality System regulations could have a significant adverse effect on our ability to continue to manufacture and sell our products, and in the most serious cases could result in the seizure or recall of products, and injunction and/or civil fines.

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

Item 3:  Quantitative and Qualitative Disclosures of Market Risk

     There have been no material changes in the reported market risks since December 31, 2000.

PART II-  OTHER INFORMATION
---------------------------

Item 6: Exhibits and Reports on Form 8-K

        (a) There were no reports on Form 8-K during the quarter ended March 31, 2001.


            Exhibit 99.1 Schedule 14d-9, filed on May 7, 2001 (File No. 005-53019) and incorporated by reference herein.

                       SOMNUS MEDICAL TECHNOLOGIES, INC
                       --------------------------------

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       SOMNUS MEDICAL TECHNOLOGIES, INC.
                                  (Registrant)



Date: May 11, 2001    By:   /s/  John G. Schulte
                      ---------------------------------
                      John G. Schulte
                      President and
                      Chief Executive Officer



                      By:   /s/  Robert D. McCulloch
                      ---------------------------------
                      Robert D. McCulloch
                      Vice President of Finance
                      Chief Financial Officer
                      (principal financial and accounting officer)